Form 10-Q
period 2008-02-28
Web Wizard, Inc.
filed 2008-02-28
CIK 1421981

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____to_________

                       Commission file number: 001-33968

                                WEB WIZARD, INC.
                         (A Development Stage Company)

          NEVADA                                      (PENDING)
(State or other jurisdiction             (I.R.S. Employer Identification No.)
     of incorporation)

   No. 8, Lane 15, Gang Yang, Xin CunHuicheng, Xin Hui, Jiang Men City, China

          (Address of principal executive offices, including zip code)

        Issuer's telephone number, including area code +7-3952-20-82-56


Securities registered under Section 12(b) of the Exchange Act:

  TITLE OF EACH CLASS REGISTERED:  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
  Common Stock, $0.001 par value                      N/A

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {square} No {checked-box}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes {checked-box} No {square}

Transitional  Small  Business  Disclosure  Format  (Check   one):  Yes {square}
No {checked-box}

The issuer has 8,225,000 outstanding shares of common stock outstanding as of February 28, 2008.

                               TABLE OF CONTENTS


                                                                            Page


PART I - FINANCIAL INFORMATION................................................1

      ITEM 1.  FINANCIAL STATEMENTS...........................................1
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......2
      ITEM 3.  CONTROLS AND PROCEDURES........................................4

PART II-OTHER INFORMATION.....................................................6

      ITEM 1.  LEGAL PROCEEDINGS..............................................6
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....6
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................6
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............6
      ITEM 5.  OTHER INFORMATION..............................................6
      ITEM 6.  EXHIBITS.......................................................6

SIGNATURES....................................................................7

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS

BALANCE SHEETS..............................................................F-1

STATEMENTS OF OPERATIONS ...................................................F-2

STATEMENTS OF CASH FLOWS ...................................................F-3

NOTES TO THE FINANCIAL STATEMENTS ..........................................F-4

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                            DECEMBER 31, SEPTEMBER 30,
                                            2007         2007
                                                 (Unaudited)
                       ASSETS
CURRENT
  Cash                                      $16,279      $25,298

Total assets                                $16,279      $25,298

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT
 Accounts payable and accrued liabilities   $-           $-

 Total current liabilities                   -            -

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock (Note 3)
      Authorized:
75,000,000 common shares, par value $0.001 per share
      Issued and outstanding:
8,225,000 common shares                      8,225             8,225
 Additional paid-in capital                  15,675            15,675
 Deficit accumulated during the development
 stage                                       (7,621)           1,398

 Total stockholders' equity                  16,279            25,298

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                   $16,279           $25,298
















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                  (UNAUDITED)


                                        THREE MONTHS ENDED    MAY 9, 2007
                                        DECEMBER 31, 2007     (DATE OF
                                                              INCEPTION) TO
                                                              DECEMBER 31, 2007
REVENUE                                 $-                    $1,434

EXPENSES
 Bank charges and interest               19                    55
  Professional fees                      9,000                 9,000
                                         9,019                 9,055

NET INCOME                              $(9,019)              $(7,621)

BASIC AND DILUTED LOSS PER SHARE        $(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED          8,225,000
















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                  (UNAUDITED)


                                           THREE MONTHS ENDED  MAY 9, 2007
                                           DECEMBER 31, 2007  (DATE OF
                                                              INCEPTION) TO
                                                              DECEMBER 31, 2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                  $(9,019)           $(7,621)
 Items not involving cash:
 Adjustment to reconcile net loss to net cash used by operating activities:
 Net cash used in operating activities     (9,019)            (7,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares                  -                  23,900

 Net cash provided by financing activities -                  23,900


CHANGE IN CASH                             (9,019)            16,279

CASH, BEGINNING                            25,298             -

CASH, ENDING                              $16,279            $16,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
 Interest                                 $-                 $-
 Income taxes                             $-                 $-












   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                WEB WIZARD, INC.


                         (A DEVELOPMENT STAGE COMPANY)


                       NOTES TO THE FINANCIAL STATEMENTS


                               DECEMBER 31, 2007


                                  (UNAUDITED)





1. BASIS OF REPRESENTATION

The Company was incorporated in the State of Nevada on May 9, 2007. The Company is in the business of website development. The Company is considered to be a development stage company and has not generated significant revenues from operations.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay ts liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements involves the use of estimates, which have been made using judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been prepared within the framework of the significant accounting policies summarized below:

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Since its formation, the Company has not yet realized any revenues from its planned operations.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, is equal to fair value due to their short-term to maturity. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

                                WEB WIZARD, INC.


                         (A DEVELOPMENT STAGE COMPANY)


                       NOTES TO THE FINANCIAL STATEMENTS


                               DECEMBER 31, 2007


                                  (UNAUDITED)





2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D{ellipsis})

INCOME TAXES

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation," foreign denominated monetary
assets  and  liabilities  are  translated  into their United  States   dollar
equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

BASIC AND DILUTED LOSS PER SHARE

In accordance with SFAS No. 128 - "Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which provides supplemental implementation guidance for SFAS No.123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on May 9, 2007. As the Company has never granted any stock options, the adoption of this accounting policy had no effect on its financial position or results of operations.

                                WEB WIZARD, INC.


                         (A DEVELOPMENT STAGE COMPANY)


                       NOTES TO THE FINANCIAL STATEMENTS


                               DECEMBER 31, 2007


                                  (UNAUDITED)





2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D{ellipsis})


COMPREHENSIVE INCOME

The Company has adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder's Equity.
Comprehensive income comprises   equity  except  those  resulting  from
investments by owners and distributions to owners. The Company has not had any transactions that are required to be reported in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements
in current year   financial   statements.  SAB  No.  108  requires  companies
to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

                                WEB WIZARD, INC.


                         (A DEVELOPMENT STAGE COMPANY)


                       NOTES TO THE FINANCIAL STATEMENTS


                               DECEMBER 31, 2007


                                  (UNAUDITED)





3. COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At December 31, 2007, the Company had no issued or outstanding stock options or warrants.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward- looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," "anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. We cannot assure you that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Unless the context indicates or requires otherwise, (i) the term "Web Wizard" refers to Web Wizard, Inc. and (ii) the terms "we," "our," "ours," "us" and the "Company" refer collectively to Web Wizard, Inc.

OVERVIEW

From inception on May 9, 2007 through December 31, 2007, we have incurred a cumulative net loss of $7,621 and to date have generated revenue of $1,434. The Company has no debt and has sufficient cash to operate for no more than one year.

The Company is in the development stage and has realized limited revenue from its planned operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

PLAN OF OPERATION

We have built our business around a subscription-based ASP model that allows small and medium-sized businesses to outsource their Web services to us. The key elements of our business model and approach are:

Providing Comprehensive Solutions for Small and Medium-Sized Businesses. Our goal is to enable small and medium-sized businesses to outsource their Web services needs to us. Our experience is that many small and medium-sized businesses do not have the in-house expertise to effectively design an Internet presence that will generate adequate traffic to their Websites and increase direct consumer interaction. Our Web services include, among other features, Website design and publishing, local, regional, and national Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. We believe this combination will provide our customers with a comprehensive solution to their Web services needs.

Forming and Enhancing Strategic Marketing Relationships. We intend to focus on forming strategic marketing relationships with companies that have large customer bases of small and medium-sized businesses. These companies generate leads for us by providing filtered lists of their customers, conducting e-mail marketing campaigns about our Web services and products, advertising our Web services and products on the Internet, and using other forms of both direct and indirect solicitation. These companies filter the customer lists they provide to us using a number of criteria that we believe indicate when a small or medium-sized business is likely to understand the value of our Web services and products.

MARKETING

We plan to engage in a variety of marketing activities to increase awareness of our services and products, to sell additional services and products to our existing customer base, and to enhance the value we provide to small business entities. Our marketing activities will include:

   *  Targeted  e-mail  and   direct  response  campaigns  to  prospects  and
      customers;

   *  Search engine advertising;

   *  Electronic customer newsletters; and

   *  Affiliate programs.

We expect to incur the following costs in the next 12 months in connection with our business operations:

 Marketing costs:              $20,000
 General administrative costs: $10,000
 Total:                        $30,000

In addition, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $40,000.

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended December 31, 2007, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING DECEMBER 31, 2007

We have earned revenues in the amount of $0 during the three-month period ending December 31, 2007.

We incurred operating expenses in the amount of $9,019 for the three-month period ending December 31, 2007. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had working capital of $16,279. For three-month period ending December 31, 2007, we generated a negative operating cash flow of $9,019. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of December 31, 2007, the Company has no debt and $0 in recurring accounts payable.

While we have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock although we do not have any arrangements in place for any future equity financing.

We also may seek to obtain short-term loans from our sole director, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

INFLATION

It is the opinion of management that inflation has not had a material effect on our operations.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate incurring any material costs in connection with product research and development activities during the next twelve months.

DESCRIPTION OF PROPERTY

We do not have ownership or leasehold interest in any property. Our president, Mr. Ya Tang Chao, provides us with office space and related office services free of charge.

ITEM 3.     CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 30, 2007, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's first fiscal quarter of the fiscal year ended September 30, 2008 covered by this Quarterly Report on Form 10-QSB, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II-OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are we aware of any threatened proceedings against us.



ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



ITEM 5.     OTHER INFORMATION

None.



ITEM 6.     EXHIBITS

 EXHIBIT                                                         DESCRIPTION
 NUMBER
31.1     Certification of Principal Executive Officer and Principal Financial
         Officer pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification of Principal Executive Officer and Principal Financial
         Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Web Wizard, Inc.
Date : February 28, 2008     By: /s/ Ya Tang Chao
                                     Ya Tang Chao
                                     Chief Executive Officer,
                                     Secretary, Treasurer and Director
                                     (Principal Executive Officer and
                                     Principal Financial Officer )




                                 EXHIBIT INDEX


EXHIBIT  DESCRIPTION
NUMBER
31.1     Certification of Principal Executive Officer and Principal Financial
         Officer pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification of Principal Executive Officer and Principal Financial
         Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002