Form 10QSB
period 2008-05-05
Web Wizard, Inc.
filed 2008-05-05
CIK 1421981

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                  FORM 10-QSB


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended March 31, 2008

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

The issuer has 8,225,000 outstanding shares of common stock outstanding as of May 5, 2008.

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

PART II-OTHER INFORMATION.....................................................5

      ITEM 1.  LEGAL PROCEEDINGS..............................................5
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....5
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................5
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............5
      ITEM 5.  OTHER INFORMATION..............................................5
      ITEM 6.  EXHIBITS.......................................................5

SIGNATURES....................................................................6

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

STATEMENTS OF OPERATIONS ...................................................F-2

STATEMENTS OF CASH FLOWS ...................................................F-3

NOTES TO THE FINANCIAL STATEMENTS ..........................................F-4

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2008

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)


















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS


NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                          March 31,     September 30,
                                          2008               2007
                                          (Unaudited)   (Audited)

ASSETS

CURRENT

 Cash                                      $12,173      $25,298

TOTAL ASSETS                               $12,173      $25,298



LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT
 Accounts payable and accrued
 liabilities                               $-           $-

  Total current liabilities                 -            -


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares,
      par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares               8,225        8,225
  Additional paid-in capital                15,675       15,675
  Deficit accumulated during the
  development stage                         (11,727)     1,398

  Total stockholders' equity                12,173       25,298

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                           $12,173      $25,298










   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)



                                                                May 9, 2007
                                                                (Date of
                               Six Months     Three Months      Inception) to
                               Ended March    Ended March 31,   to March 31,
                               31, 2008       2008              2008


REVENUE                        $-             $-                $1,434

EXPENSES
 Bank charges and interest      39             20                75
 Professional fees              13,086         4,086             13,086

                                13,125         4,106             13,161

NET INCOME                     $(13,125)      $(4,106)          $(11,727)

BASIC AND DILUTED LOSS
PER SHARE                      $(0.00)        $(0.00)


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC
AND DILUTED
SHARES OUTSTANDING              8,225,000      8,225,000

























   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                May 9, 2007
                                                                (Date of
                               Six Months     Three Months      Inception) to
                               Ended March    Ended March 31,   to March 31,
                               31, 2008       2008              2008

CASH FLOWS USED IN
OPERATING ACTIVITIES
 Net loss                      $(13,125)      $(4,106)          $(11,727)
 Items not involving cash:
 Adjustment to reconcile
 net loss to net cash
 used by operating
 activities:
 Net cash used in operating
 activities                     (13,125)       (4,106)           (11,727)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Issuance of common shares      -              -                 23,900
 Net cash provided by
 financing activities           -              -                 23,900

CHANGE IN CASH                  (13,125)       (4,106)           12,173

CASH, BEGINNING                 25,298         16,279            -

CASH, ENDING                   $12,173        $12,173           $12,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID FOR:
  Interest                     $-             $-                $-
  Income taxes                 $-             $-                $-













   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)


1.    BASIS OF REPRESENTATION

The Company was incorporated in the State of Nevada on May 9, 2007. The Company is in the business of website development. The Company is considered to be a development stage company and has not generated significant revenues from operations.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial
statements   do   not    include   any   adjustments  to  the  amounts    and
classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

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

Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary
assets and liabilities are translated  into   their   United  States  dollar
equivalents using foreign exchange rates which prevailed at the  balance  sheet
date.   Non-monetary  assets and liabilities are translated at the transaction date.  Revenue and expenses are translated at average rates of exchange during
the  period.   Related  translation  adjustments are reported as a  separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on March 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

Comprehensive Income

The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder's Equity. Comprehensive income comprises equity except those resulting from
investments  by  owners   and distributions  to  owners.  The  Company  has
not had any transactions that are required to be reported in other comprehensive income.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in ts statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

3.    COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At March 31, 2008, the Company had no issued or outstanding stock options or warrants.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)


4.    STOCKHOLDERS' EQUITY

The stocholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008.

Common stock, $0.001 par value: 75,000,000 shares authorized; 8,225,000 shares issued and outstanding.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," "anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. We cannot assure you that the future results anticipated by the forward-looking statements will be achieved. Forward-looking
statements  reflect  management's  current  expectations and  are   inherently
uncertain. Our actual results may differ significantly from management's expectations.

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


OVERVIEW

From inception on May 9, 2007 through March 31, 2008, we have incurred a cumulative net loss of $11,727 and to date have generated revenue of $1,434. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended March 31, 2008, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING MARCH 31, 2008

We have earned revenues in the amount of $0 during the three-month period ending March 31, 2008.

We incurred operating expenses in the amount of $4,106 for the three-month period ending March 31, 2008. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had working capital of $12,173. For three-month period ending March 31, 2008, we generated a negative operating cash flow of $4,106. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of March 31, 2008, the Company has no debt and $0 in recurring accounts payable.

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

                          Web Wizard, Inc.
Date : May 5, 2008 By: /s/ Ya Tang Chao
                          Ya Tang Chao
                          Chief Executive Officer,
                          Secretary, Treasurer and Director
                          (Principal Executive Officer and
                          Principal Financial Officer)




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