Form 10QSB
period 2008-08-06
Web Wizard, Inc.
filed 2008-08-06
CIK 1421981

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

The issuer has 8,225,000 outstanding shares of common stock outstanding as of August 6, 2008.

                               TABLE OF CONTENTS


                                                                          Page


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.  FINANCIAL STATEMENTS..........................................1
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....2
      ITEM 3.  CONTROLS AND PROCEDURES.......................................4

PART II-OTHER INFORMATION....................................................5

      ITEM 1.  LEGAL PROCEEDINGS.............................................5
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...5
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................5
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........5
      ITEM 5.  OTHER INFORMATION.............................................5
      ITEM 6.  EXHIBITS......................................................5

SIGNATURES...................................................................6

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS



BALANCE SHEETS............................................................F-1

STATEMENTS OF OPERATIONS .................................................F-2

STATEMENTS OF CASH FLOWS .................................................F-3

NOTES TO THE FINANCIAL STATEMENTS ........................................F-4

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JUNE 30, 2008

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)


















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS


NOTES TO THE FINANCIAL STATEMENTS















                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                June 30,      September 30,
                                2008          2007
                                (Unaudited)   (Audited)

ASSETS

CURRENT

 Cash                          $9,789         $25,298

TOTAL ASSETS                   $9,789         $25,298

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
 Accounts payable and
 accrued liabilities           $-             $-

 Total current liabilities      -              -


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock (Note 5)
 Authorized:
 75,000,000 common shares,
 par value $0.001 per share
 Issued and outstanding:
 8,225,000 common shares        8,225          8,225
 Additional paid-in capital     15,675         15,675
 Deficit accumulated during
 the development stage          (14,111)       1,398

 Total stockholders' equity     9,789          25,298

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT) $9,789         $25,298










   The accompanying notes are an integral part of these financial statements





                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)


                                                  May 9, 2007
                     Three Months   Nine Months   (Date of
                     Ended June     Ended June    Inception) to
                     30, 2008       30, 2008      June 30, 2008


REVENUE             $-             $-            $1,434

EXPENSES
 Bank charges and
 interest            22             60            96
 Office expenses     125            125           125
 Professional fees   2,486          14,786        14,786
 Transfer and filing
 fees                538            538           538
                     3,171          15,509        15,545

NET INCOME          $(3,171)      $(15,509)      $(14,111)

BASIC AND DILUTED
LOSS PER SHARE      $(0.00)       $(0.00)

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING - BASIC
AND DILUTED
SHARES OUTSTANDING   8,225,000     8,225,000





















   The accompanying notes are an integral part of these financial statements





                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)



                                                  May 9, 2007
                     Three Months   Nine Months   (Date of
                     Ended June     Ended June    Inception) to
                     30, 2008       30, 2008      June 30, 2008


CASH FLOWS USED IN
OPERATING ACTIVITIES
 Net loss           $(3,171)        $(15,509)     $(14,111)
 Items not
 involving cash:
 Adjustment to
 reconcile net loss to
 net cash
 used by operating
 activities:
 Net cash used in
 operating activities (3,171)         (15,509)     (10,940)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Issuance of common
 shares               -               -            23,900
 Net cash
 provided by
 financing activities -                             23,900

CHANGE IN CASH        (3,171)         (15,509)      12,960

CASH, BEGINNING       12,960          25,298        -

CASH, ENDING         $9,789          $9,789        $12,960

SUPPLEMENTAL
DISCLOSURE OF
CASH FLOW
INFORMATION:

CASH PAID FOR:
  Interest           $-              $-            $-
  Income taxes       $-              $-            $-













   The accompanying notes are an integral part of these financial statements





                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008


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





                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008


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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No.123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on March 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

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












                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No.108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No.157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No.157 but does not expect that it will have a material impact on its financial statements.

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

At June 30, 2008, the Company had no issued or outstanding stock options or warrants.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008


4.    STOCKHOLDERS' EQUITY

The stockholders' equity of the Company contains the following classes of capital stock as of June 30, 2008. Common stock, $0.001 par value: 75,000,000 shares authorized; 8,225,000 shares issued and outstanding.

                                       F4

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

OVERVIEW

From inception on May 9, 2007 through June 30, 2008, we have incurred a cumulative net loss of $11,727 and to date have generated revenue of $1,434. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended June 30, 2008, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING JUNE 30, 2008

We have earned revenues in the amount of $0 during the nine-month period ending June 30, 2008.

We incurred operating expenses in the amount of $15,509 for the nine-month period ending June 30, 2008. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had working capital of $9,789. For nine-month period ending June 30, 2008, we generated a negative operating cash flow of $15,509. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of June 30, 2008, the Company has no debt and $0 in recurring accounts payable.

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



ITEM 3.     CONTROLS AND PROCEDURES


(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2008, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

                        Web Wizard, Inc.
 Date : August 6, 2008 By: /s/ Ya Tang Chao
                            Ya Tang Chao
                            Chief Executive Officer, Secretary, Treasurer and Director
                            (Principal Executive Officer and Principal
                            Financial Officer )

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