Form 10-K
Web Wizard, Inc.
filed 2008-12-12
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2008

      [    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 001-33968


                                WEB WIZARD INC.
                 (Name of small business issuer in its charter)


             Nevada                          Applied For
 (State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or organization)

                            No. 8 Lane 15 Gang Yang
                            Xi Cunhuicheng, Xin Hui,
                             Jiang Men City, China
                    (Address of principal executive offices)

                                +7-3952-681-877
                           Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

            Title of each class                  Name of each exchange on which
            to be so registered                  each class is to be registered

            None                                 None

Securities to be registered pursuant to Section 12(g) of the Act:


                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

               Yes      X                                No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                Yes      X                               No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes      X                               No _____

State issuer's revenues for its most recent fiscal year:      Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$2,056,250 as at December 12, 2008 based on the average bid price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           8,225,000  shares of common stock as at December 12, 2008

                               TABLE OF CONTENTS

                                                                            PAGE

ITEM 1:  DESCRIPTION OF BUSINESS...............................................4

ITEM 2:  DESCRIPTION OF PROPERTY..............................................11

ITEM 3:  LEGAL PROCEEDINGS....................................................11

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............11

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12

ITEM 7:  FINANCIAL STATEMENTS.................................................13

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                 FINANCIAL DISCLOSURES........................................23

ITEM 8A:  CONTROLS AND PROCEDURES.............................................23

ITME 8B:  CHANGES IN INTERNAL CONTROL.........................................24


ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........24

ITEM 10:  EXECUTIVE COMPENSATION..............................................25

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......25

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25

ITEM 13:  EXHIBITS AND REPORTS................................................26

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVCES...............................26

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We commenced operations as a provider of web services and products that enable small and medium-sized businesses to establish, maintain, promote and optimize their Internet presence. However, there is no assurance that our current business model is commercially and economically viable. Further marketing of our product and services in a broader client environment will be required before a final evaluation as to the economic feasibility of the Company's business model is determined. Economic feasibility refers to the ability of an enterprise to conduct its business operations in a profitable and cash-flow positive manner.

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

We are currently reviewing other potential acquisitions of companies involved in the computer peripheral and services sectors and also investigating opportunities in the alternative energy and life science space.

Our success depends on a significant number of small and medium-sized business outsourcing Website design, hosting, and management as well as adopting other online business solutions. As our existing and target customers are small and medium-sized businesses, these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to develop their Internet presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

We intend to build our business around a subscription-based ASP model that allows small and medium-sized businesses to outsource their Web services to us. Given that many small and medium-sized businesses do not have the in-house expertise to effectively design an Internet presence that will generate adequate traffic to their Websites and increase direct consumer interaction, the key elements of our business model and approach are to provide comprehensive Web-based solutions for Small and Medium-Sized Businesses. Our primary service offerings include Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. In addition to our primary service offering, we provide a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and more sophisticated Internet marketing services. This breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their Websites to those requiring a more robust Internet presence.

We intend to sell our Web services and products primarily to customers identified through strategic marketing relationships with established companies that have large numbers of small and medium-sized business customers, such as business associations. We intend to establish a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers. Our sales force will specialize in selling to small and medium-sized businesses across a wide variety of industries throughout North America.

Since inception on May 9, 2007 the Company continues to be primarily involved in organizational activities and has realized very limted revenues
from  its planned operations.   We may  experience  fluctuations  in  operating
results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

INDUSTRY BACKGROUND

Our target market consists of approximately 23 million businesses in the United States. This market onsists of approximately 14.7 million income-generating home-based businesses and approximately 8.2 million additional businesses with fewer than 100 employees that are not home-based businesses, as estimated by IDC, in March 2006. Adding these two markets together, this target market represents approximately 23 million businesses. We believe that small and medium-sized businesses understand that an effective Web presence isimportant to their success because of the increasing acceptance of the Internetas a tool for both consumers and businesses. We believe our market opportunity is driven by the following factors:

- Small and medium-sized businesses often lack technical and marketing skills needed to create an effective Web presence;

- As Internet  usage  continues  to  grow,   small   and  medium-sized
businesses will need more robust and complex Web services to generate customer traffic and impact buying behavior;

- Small and medium-sized businesses are value-driven and monitor the return on their investments;

- Outsourcing of information technology through the Internet is growing in acceptance and use; and

- Profitably serving small and medium-sized businesses can be a challenge and vendors must have cost-effective and efficient processes.

According to a March 2006 report (# 35050) by IDC approximately 73% of U.S. small businesses had Internet access in 2005, which is expected to grow to nearly 81% by 2010. The pervasiveness of the Internet has enabled companies to deliver important components of information technology infrastructure remotely as a service. Businesses can now outsource systems and software to Application Service Providers ("ASP"), which allows the implementation, hosting, maintenance, and upgrading of systems and software to be done in a more cost-effective manner than businesses may have been able to do internally.

Use of the Internet by consumers is also widespread and growing. Jupiter Research, an independent market research firm, in a report dated March 2006, projected that the percentage of U.S. households with Internet access will increase from 69% in 2005 to 77%, or 93 million households, by 2011. Consumers searching the Internet for local businesses and services typically use two types of services: Internet yellow pages Websites and geographically targeted searches. We believe consumers will increasingly choose to use the Internet to find local merchants, retailers, and service providers, rather than using the print yellow pages.

While small and medium-sized businesses have generally been slower than larger businesses to adopt the Internet as an integral part of their business strategies, we believe that an Internet presence is seen by most small business owners today as a business necessity, similar to a phone and fax number. We believe that small and medium-sized businesses increasingly understand the Internet's usefulness and importance in promoting their businesses and selling their services and products. According to a March 2006 IDC report (#35050), there were approximately 8.1 million small businesses, excluding home-based businesses, in the United States in 2005, approximately 4.8 million of which had Websites. Based on those figures, we calculate that 59% of small businesses, excluding home-based businesses, were estimated to have Websites in 2005.

Notwithstanding, the market for Web services is highly competitive and evolving and we expect competition to increase from existing competitors as well as new market entrants. Most existing competitors typically offer a limited number of specialized solutions and services, but may provide a more comprehensive set of services in the future. These competitors include, among others, Website designers, Internet service providers, Internet search engine providers, local business directory providers, Website domain name registrars, eCommerce service providers, lead generation companies and hosting companies. These competitors may have greater resources, more brand recognition, and larger installed bases of customers than the Company currently has, and we cannot ensure that we will be able to compete favorably against them.

SALES AND MARKETING STRATEGY

Our objective is to become a leading provider of Web services and products for small to medium-sized businesses.

Key elements of our strategy include:

Continuing to Target the Small and Medium-Sized Business Market Segment. We believe the small and medium-sized business market offers us the best opportunity to continue building a eading national Web services company. We believe this is an attractive market because it is large and because these businesses need a comprehensive, affordable solution to their Web services requirements. Our Web services meet critical business needs of these businesses that they often do not have the time, resources, or technical skills to fulfill themselves.

Developing or Acquiring Complementary Services and Technologies. We market and sell Web services that are essential to an effective Internet presence such as local and regional lead generation, search engine optimization, Website search tools, affiliate marketing networks, and Web analytics. While we intend to provide many of these services through our relationships with other vendors or contractors, we will seek opportunities either to internally develop some or all of these services and products or acquire businesses that provide them.

Expanding our Distribution Channels. To sell our Web services and products cost efficiently, we plan to establish strategic marketing relationships with organizations that have strong brand recognition with small and medium-sized businesses. We also plan to undertake marketing and sales activities so that a larger proportion of our customers are acquired through increased direct sales and new reseller programs.

Selling Additional Services and Products to Existing Customers. As of September 30, 2008, we had only one client. As customers build their Internet presence, we believe that we can demonstrate the value of the additional premium services and products we offer, which can increase our average revenue per customer and improve our revenue growth. For example, we can provide paid search and e-commerce capabilities to our current customers' Websites, enabling additional sources of revenue for them while also contributing to a measurable return on their investment.

Strengthening Customer Retention. We are dedicated to enhancing customer retention and building lasting relationships with our customers. We believe it is critical to customer retention to target small and medium-sized businesses that already understand the value of the Internet to their success. Improving customer retention also requires maximizing customer loyalty. Therefore, we are focused on customer satisfaction, consistent communication, Web service and product enhancements, and high quality customer service. Additionally, we believe that by educating our existing and prospective customers about the value of our services to their businesses we can build lasting customer relationships.

COMPLIANCE WITH GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

EMPLOYEES

We have no employees as of the date of this annual report other than our sole director.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AS A BUSINESS TOOL FOR SMALL AND MEDIUM-SIZED BUSINESSES.

Expansion in the sales of our Web services and products will depend on the continued acceptance of the Internet as a communications and commerce platform for small and medium-sized businesses. The use of the Internet as a business tool could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool have been harmed in the past by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform or businesses do not continue to become Internet enabled and maintain an online presence, the demand for our services and products would be significantly reduced, thereby significantly affecting our sales and the success of our business.

IF ECONOMIC OR OTHER FACTORS NEGATIVELY AFFECT THE SMALL AND MEDIUM-SIZED BUSINESS SECTOR, OUR CUSTOMERS MAY BECOME UNWILLING OR UNABLE TO PURCHASE OUR WEB SERVICES AND PRODUCTS, WHICH COULD CAUSE OUR REVENUE TO DECLINE AND IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

Our existing and target customers are small and medium-sized businesses. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to develop their Internet presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND FLUCTUATIONS IN OUR PERFORMANCE MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Due to our limited operating history, our evolving business model, and the unpredictability of our emerging industry, our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

     *our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers' requirements;

     *the renewal rates for our services;

     *changes in our pricing policies;

     *the introduction of new services and products by us or our competitors;

     *our ability to hire, train and retain members of our sales force;

     *the rate of expansion and effectiveness of our sales force;

     *technical difficulties or interruptions in our services;

     *general economic conditions;

     *additional investment in our services or operations; and

     *our success in maintaining and adding strategic marketing relationships.

Such fluctuations may result in volatility in the market price of our common stock.

WE  FACE  INTENSE  AND  GROWING  COMPETITION.   IF  WE  ARE  UNABLE  TO  COMPETE
SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

The market for our Web services and products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of company types, including:

     *Website design and development service and software companies;

     *Internet service providers and application service providers;

     *Internet search engine providers;

     *Local business directory providers; and

     *Website domain name providers and hosting companies.

In addition, due to relatively low barriers to entry in our industry, we expect the intensity of competition to increase in the future from other established and emerging companies. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business. We also expect that competition will increase as a result of industry consolidations and formations of alliances among industry participants.

Moreover, many of our current competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and, we believe, a larger installed base of customers. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may be able to devote greater resources to the promotion and sale of their services and products than we can. If we fail to compete successfully against current or future competitors, our revenue could increase less than anticipated, or even decline, and our business could be significantly harmed.

OUR FAILURE TO BUILD BRAND AWARENESS WITHIN A SHORT PERIOD OF TIME COULD COMPROMISE OUR ABILITY TO COMPETE AND TO GROW OUR BUSINESS.

As a result of the anticipated increase in competition in our market, and the likelihood that some of this competition will come from companies with established brands, we believe brand name recognition and reputation will become increasingly important. Our planned strategy of relying significantly on third-party strategic marketing relationships to find new customers may impede our ability to build brand awareness, as our customers may mistakenly believe our Web services and products will be those of the parties with which we have strategic marketing relationships. If we do not continue to build brand awareness, we could be placed at a competitive disadvantage to companies whose brands are more recognizable than ours.

IF WE CANNOT ADAPT TO TECHNOLOGICAL ADVANCES, OUR WEB SERVICES AND PRODUCTS MAY BECOME OBSOLETE AND OUR ABILITY TO COMPETE WOULD BE IMPAIRED.

Changes in our industry occur very rapidly, including changes in the way the Internet operates or is used by small and medium-sized businesses and their customers. As a result, our Web services and products could become obsolete within a short time period. The introduction of competing products employing new technologies and the evolution of new industry standards could render our existing products or services obsolete and unmarketable. To be successful, our Web services and products must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new Web services or products, or enhancements to our Web services or products, on a timely and cost-effective basis, or if new Web services or products or enhancements do not achieve market acceptance, our business would be seriously harmed.

PROVIDING WEB SERVICES AND PRODUCTS TO SMALL AND MEDIUM-SIZED BUSINESSES DESIGNED TO ALLOW THEM TO INTERNET-ENABLE THEIR BUSINESSES IS A NEW AND EMERGING MARKET; IF THIS MARKET FAILS TO DEVELOP, WE WILL NOT BE ABLE TO GROWOUR BUSINESS.

Our success depends on a significant number of small and medium-sized business outsourcing Website design, hosting, and management as well as adopting other online business solutions. The market for our Web services and products is relatively new and untested. Custom Website development has been the predominant method of Internet enablement, and small and medium-sized businesses may be slow to adopt our template-based Web services and products. Further, if small or medium-sized businesses determine that having an Internet presence is not giving their businesses an advantage, they would be less likely to purchase our Web services and products. If the market for our Web services and products fails to grow or grows more slowly than we currently anticipate, or if our Web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.

THE ISSUANCE OF ADDITIONAL SHARES WILL RESULT IN DILUTION TO OUR CURRENT SHAREHOLDERS.

To date, we have been dependent on funds contributed by our President, Mr. Ya Tang Chao, for the operations of the Company. In order to secure additional funding to continue operations, we may need to engage in equity or debt financings. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including the shares of common stock sold in this offering. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING TO SUPPORT BUSINESS GROWTH, OUR BUSINESS MAY FAIL.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing Web services, enhance our operating infrastructure and acquire complementary businesses and technologies.

While at September 30, 2008 we had cash on hand of $3,246, unless we obtain additional funding, we expect that we will only be able to continue operations for twelve months. We anticipate that additional funding will be needed for general administrative expenses and marketing costs.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We do not currently have any arrangements for financing. The availability of additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds, if any, is through the sale of additional shares of common stock or advances from our sole director.

WE HAVE COMMENCED LIMITED BUSINESS OPERATIONS, AND THEREFORE WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on May 9, 2007 and to date have been involved primarily in organizational activities. We have earned limited revenues in the amount of $1434 since inception. and have total income of $(37,052) from our incorporation to September 30, 2008.

We have had very limited operations. Accordingly, you cannot thoroughly evaluate our business and our future prospects, due to a lack of operating history.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, THIS MAY COMPROMISE OUR ABILITY TO SUCCESSFULLY MANAGE OUR BUSINESS AND PURSUE OUR GRWOTH STRATEGY.

We depend on the services of our sole director and officer, Ya Tang Chao, for the future success of our business. The loss of the services of Mr. Chao could have an adverse effect on our business, financial condition and results of operations. We do not carry any key personnel life insurance policies on Mr. Chao and we do not have a contract for his services.

OUR  DIRECTOR  AND  OFFICER  OWNS  60.79%  OF  OUR OUTSTANDING COMMON STOCK  AND
THEREFORE  HAS  CONTROL  OVER ALL CORPORATE DECISIONS.   HE  MAY  MAKE  BUSINESS
DECISIONS THAT ARE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

As of the date of this Prospectus, Mr. Chao, our sole director and officer, owns approximately 60.79% of the outstanding shares of our common stock.
Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, as well as the power to prevent or cause a change in control. The interests of Mr. Chao may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

GOVERNMENTAL REGULATION INVOLVING  THE  TRANSMISSION  OF  INFORMATION  OVER  THE
INTERNET   IS  EVOLVING,  AND  WE  MAY  FACE  LIABILITY IN  CONNECTION  WITH THE
INFORMATION THAT IS TRANSMITTED USING OUR WEB SERVICES AND PRODUCTS.

The legal framework that applies to the Internet is continually evolving. Laws relating to the Internet have been, and likely will continue to be, enacted that address issues of privacy, security, pricing, taxation, quality and substance of services and products, and other issues. Because our Web services and products allow customers to transmit information over the Internet on their own Websites, and because we develop many of these Websites, we may be found to be liable for any improper information that our customers transmit. We may face liability for defamation, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials being transmitted by our Web services. Although we retain discretion to cancel the Web services being provided to customers if we learn such content is being transmitted, there can be no guarantee that our customers will refrain from such transmission or that we will not be deemed responsible for the content being transmitted or hosted using our Web services or products. Government regulations also could affect the cost of communicating on the Internet and could negatively affect the demand for our Web services and products, and our business could thereby be harmed.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON SHARES ARE CONSIDERED PENNY STOCK, WHICH LIMITS AN INVESTOR'S ABILITY TO SELL THE STOCK.

Our shares of common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. Broker-dealer practices in connection with transactions in "penny stocks" are
regulated  by penny  stock  rules   adopted  by  the  Securities  and  Exchange
Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the
purchaser's   written   agreement  to  the  transaction.  Consequently,  these
requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably,"anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.
Forward-looking statements  reflect  management's  current expectations   and
are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

ITEM 2:  DESCRIPTION OF PROPERTY

The Company does not have, own or lease any property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on June 9, 2008. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of September 30 2008, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The  quotations on the OTC Bulletin  Board  reflect inter-dealer prices, without
retail  mark-up,  mark-down or  commission  and   may   not   represent   actual
transactions.

We had 29 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our success depends on a significant number of small and medium-sized business outsourcing Website design, hosting, and management as well as adopting other online business solutions. As our existing and target customers are small and medium-sized businesses, these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to develop their Internet presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

Our technology automates many aspects of creating, maintaining, enhancing, and marketing Websites on behalf of our customers. We intend to become one of the industry's largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective Internet presence. Our primary service offerings include Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. In addition to our primary service offering, we provide a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and more sophisticated Internet marketing services. This breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their Websites to those requiring a more robust Internet presence.

Our target market consists of approximately 23 million businesses in the United States. This market onsists of approximately 14.7 million income-generating home-based businesses and approximately 8.2 million additional businesses with fewer than 100 employees that are not home-based businesses, as estimated by IDC, in March 2006. Adding these two markets together, this target market represents approximately 23 million businesses. We believe that small and medium-sized businesses understand that an effective Web presence isimportant to their success because of the increasing acceptance of the Internetas a tool for both consumers and businesses.

We intend to sell our Web services and products primarily to customers identified through strategic marketing relationships with established companies that have large numbers of small and medium-sized business customers, such as business associations. We intend to establish a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers. Our sales force will specialize in selling to small and medium-sized businesses across a wide variety of industries throughout North America.

Over the coming 12 months, we plan to engage in a variety of marketing activities to increase awareness of our services and products, to sell additional services and products to our existing customer base, and to enhance the value we provide to small business entities. Our marketing activities will include:

    {circle}Targeted   e-mail   and  direct   response  campaigns  to  prospects
       and customers;

    {circle}Search engine advertising;

    {circle}Electronic customer newsletters; and

    {circle}Affiliate programs.


We expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:         [$20,000]
General administrative
costs:                   [$10,000]
                         -----------
Total:                   [$30,000]

In addition, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $40,000.

We do not have sufficient funds on hand to commence intended business operations and our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; whomever, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

We did not earn any revenues during the fiscal year ended September 30, 2008. We have not fully implemented our sales and marketing strategy for our bamboo wood flooring products and can therefore provide no assurance that our business model and plan is economically feasible.

We incurred  operating  expenses  in  the  amount  of $37,052 for the year ended
September 30, 2008.   These operating expenses were comprised  of  banking
charges of $82, office  expenses  of  $246, professional fees of   $24,686,
filing and transfer agent fees of $10,538, and travel and promotional costs of $1,500.

As compared to a small net income of $1,398 achieved in fiscal 2007, we reverted to a loss of ($37,052) in fiscal 2008 primarily due to the incurrence of filing and transfer agent fees of $10,538 (2007 - $0) and an increase in professional fees ($24,686 in 2008 as compared to $0 in 2007).

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

                             GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                           SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

December 12, 2008

Board of Directors
Web Wizard, Inc.
6588 Southoaks Cres Unit 76
Burnaby, B.C. V5E 4K1

Dear Board Members:

I have been engaged to audit the financial statements of Web Wizard, Inc. for the years ended September 30, 2008 and 2007. Independence is crucial to the performance of audit services, and our professional standards require that I communicate least annually regarding all relationships between my firm and Web Wizard, Inc. that, in my professional judgment, may reasonably thought to bear on my independence.

I have access to George Stewart, CPA's policies and procedures relating to independence and conflict of interest. I have a list of clients with publicly traded securities in which investment by me and employees of the Firm is forbidden. I have evidence for myself and employees about their adherence to these policies.

In my professional judgment, George Stewart, CPA is independent with respect to Web Wizard, Inc. within the meaning of the Securities Acts(the Acts) administered by the United States Securities and Exchange Commission.

In forming my professional judgment about my independence, I have identified no relationships between George Stewart, CPA and Web Wizard, Inc. which might bear on the determination of my independence.

I would be pleased to meet with the Board to discuss auditor independence and to respond directly to any questions you may have.

Sincerely,



/S/ George Stewart

George Stewart, CPA

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)
                                  (UNAUDITED)




BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                September 30, 2008    September 30, 2007






ASSETS

CURRENT

    Cash                                              $     3,246           $     25,298

TOTAL ASSETS                                          $     3,246           $     25,298



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities            $         -           $          -
     Loans from related parties                            15,000

  Total current liabilities                                15,000                      -


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares,
      par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                               8,225                  8,225
  Additional paid-in capital                               15,675                 15,675
  Deficit accumulated during the development stage        (35,654)                 1,398

  Total stockholders' equity                              (11,754)                25,298

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $     3,246          $      25,298



   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS



                                                 					  May 9, 2007
 											     (Date of
                                                     Year Ended         Year Ended	Inception) to
                                                  September 30,      September 30,      September 30,
                                                           2008               2007	         2008


REVENUE                                           $    -             $     1,434        $       1,434


EXPENSES
  Bank charges and interest    				 82                   36		  118
  Office expenses                                       246                    -		  246
  Professional fees                                   24,686                   -               24,686
  Transfer and filing fees                            10,538                   -               10,538
  Travel and entertainment                             1,500                   -                1,500
                                                      37,052                  36               37,088


NET INCOME                                        $  (37,052)        $     1,398        $     (35,654)

BASIC AND DILUTED LOSS PER SHARE                  $    (0.00)        $      0.00


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED
SHARES OUTSTANDING                                 8,225,000           8,087,500



   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS




                                             		                    Deficit
                                          				Accumulated
                                      Common    Common    Additional   	 During the
                                       Stock     Stock       Paid-in    Development
                                      Number    Amount       Capital          Stage    Total


Common stock issued for cash
at $0.001 per share, June 5, 2007
Inception)                         7,400,000  $ 7,4000    $     -      $      -      $  7,400

Common stock issued for cash
at $0.02 per share, July 31, 2007    825,000       825     15,675      $      _        16,500


Net loss                                   -         -          -         1,398         1,398

BALANCE, September 30, 2007        8,225,000  $  8,225    $15,675      $  1,398      $ 25,298

NET LOSS                                                                (37,052)      (37,052)

BALANCE, September 30, 2008        8,225,000  $  8,225    $15,675      $(35,654)     $(11,754)




   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS




                                                                          May 9, 2007
                                                                             (Date of
                                           Year Ended 	 Year Ended 	Inception) to
					September 30,  September 30,	September 30,
                                                 2008           2007		 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                               $   (37,052)   $      1,398    $    (35,654)
     Items not involving cash:
     Adjustment to reconcile net
       loss to net cash used by
       operating activities:
  Net cash used in operating activities      (37,052)          1,398         (35,654)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                        -          23,900          23,900
  Loans from related parties                  15,000                          15,000
  Net cash provided by financing              15,000          23,900          38,900
  activities


CHANGE IN CASH                               (22,052)         25,298           3,246

CASH, BEGINNING                               25,298               -               -

CASH, ENDING                             $     3,246    $     25,298    $      3,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID FOR:
  Interest                               $         -    $         -     $         -
  Income taxes                           $         -    $         -     $         -



   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008


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

At September 30, 2008, the Company had no issued or outstanding stock options or warrants.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley (SOX)
Section 404 (a). The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of September 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2007 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an affect on the Company's financial results. However, management believes that the lack of outside directors on the Company's board of directors can resulting in oversight in the establishing and monitoring of required internal controls and procedures which can affect the process of preparing Company's financial statements.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management ; and
ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the financial reporting department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 8B.CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name        Age          Position with Registrant  Served as a Director
                                                   or Officer Since

Ya Tang Chao  32         President, C.E.O,         May 9, 2007
                         Secretary, Treasurer and
                         Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Mr. Chao has acted as our President, CEO, Secretary, Treasurer and Director since our incorporation on May 9, 2007. Since 2000, Mr. Chao has worked as an IT consultant to HSBC's Group Development Center, the Bank's information technology arm based in Burnaby, British Columbia and focused on developing Web applications for the bank's online banking operations. From 1996 until 1999, Mr. Chao was a software engineer with IPACS, a Singapore-based IT outsourcing company with operations in Shanghai, China. At IPACS, Mr. Chao helped developed software applications and platforms for brokerage houses and banks based in Shanghai. Mr. Chao graduated with a Bachelor's Degree in Computer Science from China National Textile University in 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2008 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number      TransactionsKnown Failures
                               Of  late    Not Timely  To File a
Name and principal position    Reports     Reported    Required Form
--------------------------------------------------------------------------------
----------
Ya Tang Chao                   0           0           0
(President, Chief Executive
 Officer, Treasurer, Secretary
 and Director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2008.

                            Annual Compensation                Long Term Compensation
Name  Title                 Year Salary Bonus Other Annual     Restricted   Options/ LTIP     All Other
(1)                                           Compensation     Stock        SARs (#) payouts  Compensation
                                                               Awarded               ($)
Ya    President,            2008 $0     0     0                0            0        0           0
Tang  Chief Executive
Chao  Officer, Treasurer,
      Secretary
      and Director          2007 $0     0     0                0            0        0           0


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by our officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

TITLE OF CLASS NAME AND ADDRESS OF BENEFICIAL OWNER  AMOUNT OF BENEFICIAL  OWNERSHIP PERCENT OF CLASS
COMMON STOCK   Ya Tang Chao                              5,000,000                60.79%
               President, Chief Executive Officer,
	       Treasurer, Secretary and Director
               No. 8 Lane 15 Gang Yang
               Xin ChunHuicheng, Xin Hui,
               Jiang Men City, China
COMMON STOCK   All officers and directors
               as a group (one person)                   5,000,000                60.79%

The percent of class is based on 8,225,000 shares of common stock issued and outstanding as of the date of this prospectus.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

   {circle}Any of our directors or officers;

   {circle}Any person proposed as a nominee for election as a director;

   {circle}Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

   {circle}Any member of the immediate family of any of the foregoing persons who has the same house as such person.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

      3.1*  Articles of Incorporation
      3.2*  Bylaws
      31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            *filed as an exhibit to our registration statement on Form SB-2 dated January 11, 2008

Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of fiscal 2008.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, George Stewart, CPA, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                Fiscal year ended    Fiscal year ended
                September 30, 2008   September 30, 2007
Audit fees      $7,700               $7,500
Audit-related
fees            Nil                  Nil
Tax fees        Nil                  Nil
All other fees  Nil                  Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Web Wizard Inc.

By      /s/ Ya Tang Chao
        Ya Tang Chao
        President, CEO, Treasurer, Secretary & Director
        Date: December 12, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

By      /s/ Ya Tang Chao __________
        Ya Tang Chao
        President, CEO, Treasurer, Secretary & Director
        Date: December 12, 2008