Form 10-K/A
Web Wizard, Inc.
filed 2008-12-15
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             Amendment #1
                                FORM 10-K /A

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

ITEM 7:  FINANCIAL STATEMENTS

<A>
                                 GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                           SEATTLE, WASHINGTON 98144
                       (206) 328-8554  FAX(206) 328-0383

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Web Wizard, Inc.


I have audited the accompanying balance sheet of Web Wizard, Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from May 9, 2007 (inception), to September 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Web Wizard, Inc., (A Development Stage Company) as of September 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from May 9, 2007 (inception), to September 30, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ George Stewart

George Stewart, CPA
Seattle, Washington
December 12, 2008





</A>

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