Form 10-Q
period 2009-02-12
Web Wizard, Inc.
filed 2009-02-12
CIK 1421981

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                For the quarterly period ended December 31, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                For the transition period from _____to_________

                       Commission file number: 001-33968

                                WEB WIZARD, INC.
                         (A Development Stage Company)

                    NEVADA                                   (PENDING)
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification No.)

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

The issuer has 8,225,000 outstanding shares of common stock outstanding as of February 12, 2009.

                               TABLE OF CONTENTS


                                                                            Page


PART I - FINANCIAL INFORMATION.................................................3

      ITEM 1.  FINANCIAL STATEMENTS............................................4
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......13
      ITEM 3.  CONTROLS AND PROCEDURES........................................15

PART II-OTHER INFORMATION.....................................................16

      ITEM 1.  LEGAL PROCEEDINGS..............................................16
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
               PROCEEDS16.......................................................
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................16
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............16
      ITEM 5.  OTHER INFORMATION..............................................16
      ITEM 6.  EXHIBITS.......................................................16

SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS



BALANCE SHEETS...............................................................F-1

STATEMENTS OF OPERATIONS ....................................................F-2

STATEMENTS OF CASH FLOWS ....................................................F-3

NOTES TO THE FINANCIAL STATEMENTS ...........................................F-4

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2008

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)






BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
STATEMENTS OF CASH FLOWS


NOTES TO THE FINANCIAL STATEMENTS












                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                December 31,     September 30,
                                                        2008              2008
                                                 (Unaudited)         (Audited)


CURRENT

    Cash                                            $ 3,228           $ 3,246

TOTAL ASSETS                                        $ 3,228           $ 3,246



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities          $ 4,019           $     -
     Loans from related parties                      15,000            15,000

  Total current liabilities                          19,019            15,000


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares,
      par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                         8,225             8,225
  Additional paid-in capital                         15,675            15,675
  Deficit accumulated during the development stage  (39,691)          (35,654)

  Total stockholders' equity                        (15,791)          (11,754)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)$ 3,228           $ 3,246





   The accompanying notes are an integral part of these financial statements





                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)



                                                                                May 9, 2007
                                             Three Month       Three Month         (Date of
                                                   Ended             Ended       Inception)
						December          December      to December
                                                31, 2008          31, 2007         31, 2008


REVENUE                                        $       -         $       -          $ 1,434


EXPENSES
  Bank charges and interest                           18                19              136
  Office expenses                                      -                 -              246
  Professional fees                                3,300             9,000           27,986
  Transfer and filing fees                           719                 -           11,257
  Travel and entertainment                             -                 -            1,500

                                                   4,037             9,019           41,125


NET INCOME                                       $(4,037)          $(9,019)       $(39,691)


BASIC AND DILUTED LOSS PER SHARE                 $ (0.00)         $  (0.00)


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- BASIC AND DILUTEDSHARES OUTSTANDING          8,225,000         8,225,000









   The accompanying notes are an integral part of these financial statements





                                       F4

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)




                                         Common    Common   Additional       Deficit
                                          Stock     Stock      Paid-in   Accumulated
                                         Number    Amount      Capital    During the
                                                                         Development
                                                                               Stage     Total


Common stock issued for cash
at $0.001 per share,
June 5, 2007  Inception)             7,400,000     $7,400      $    -       $      -    $ 7,400

Common stock issued for cash
at $0.02 per share, July 31, 2007      825,000        825       15,675             -     16,500


Net loss                                     -          -            -         1,398      1,398

Balance, September 30, 2007          8,225,000     $8,225      $15,675      $  1,398     25,298
Net loss                                                                     (37,052)   (37,052)

Balance, September 30, 2008          8,225,000     $8,225      $15,675      $(35,654)  $(11,754)
Net loss                                                                      (4,037)    (4,037)
BALANCE, DECEMBER 31, 2008           8,225,000     $8,225      $15,675      $(39,691)  $(15,791)















   The accompanying notes are an integral part of these financial statements







                                       F4

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                                May 9, 2007
                                             Three Month       Three Month         (Date of
                                                   Ended             Ended       Inception)
						December          December      to December
                                                31, 2008          31, 2007         31, 2008

 CASH FLOWS USED IN OPERATING
ACTIVITIES
  Net loss                                  $    (4,037)     $     (9,019)     $   (39,691)
   Items not involving cash:
   Adjustment to reconcile net loss
   to net cash used by operating activities:
  Accounts payable                                 4,019                 -            4,019
  Net cash used in operating activities             (18)           (9,019)         (35,672)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                            -                 -           23,900
  Loans from related parties                           -                 -           15,000
  Net cash provided by financing activities            -                 -           38,900

CHANGE IN CASH                                      (18)           (9,019)            3,228

CASH, BEGINNING                                      3,246          25,298                -

CASH, ENDING                                $        3,228    $     16,279      $     3,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID FOR:
  Interest                                  $            -    $          -      $         -
  Income taxes                              $            -    $          -      $         -








   The accompanying notes are an integral part of these financial statements







                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)


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






                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)


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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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













                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)


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

At December 31, 2008, the Company had no issued or outstanding stock options or warrants.










                                       F4

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)


4.   RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The
Company   has   not formulated a policy for the resolution of such conflicts.

Yatang Chao, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Chao has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The balance due Mr. Chao was $ 15,000 on December 31, 2008.
















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


OVERVIEW

From inception on May 9, 2007 through December 31, 2008, we have incurred a cumulative net loss of $39,691 and to date have generated revenue of $0. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended December 31, 2008, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING DECEMBER 31, 2008

We have earned revenues in the amount of $0 during the three-month period ending December 31, 2008.

We incurred operating expenses in the amount of $4,037 for the three-month period ending December 31, 2008. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had working capital of $3,228. For three-month period ending December 31, 2008, we generated a negative operating cash flow of $19,019. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of December 31, 2008, the Company has a debt of $19,019, $4,019 of which is accrued in recurring accounts payable and $15,000 of which are loans from related parties.

We do not have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock although we do not have any arrangements in place for any future equity financing.

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



ITEM 3.     CONTROLS AND PROCEDURES


(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 31, 2008, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's first fiscal quarter of the fiscal year ended September 30, 2008 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                          Web Wizard, Inc.
 Date : February 12, 2009 By: /s/ Ya Tang Chao
                              Ya Tang Chao
                              Chief Executive Officer, Secretary, Treasurer and Director
                              (Principal Executive Officer and Principal
                              Financial Officer )

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