Form 10-Q
period 2009-05-12
Web Wizard, Inc.
filed 2009-05-12
CIK 1421981

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {checked-box} No {square}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes {checked-box} No {square}

Transitional  Small   Business   Disclosure  Format  (Check  one):  Yes {square}
No {checked-box}

The issuer has 8,225,000 outstanding shares of common stock outstanding as of May 12, 2009.

                               TABLE OF CONTENTS


                                                                            Page


PART I - FINANCIAL INFORMATION.................................................1

      ITEM 1.  FINANCIAL STATEMENTS............................................3
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......11
      ITEM 3.  CONTROLS AND PROCEDURES........................................13

PART II-OTHER INFORMATION.....................................................14

      ITEM 1.  LEGAL PROCEEDINGS..............................................14
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
               PROCEEDS                                                       14
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................14
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............14
      ITEM 5.  OTHER INFORMATION..............................................14
      ITEM 6.  EXHIBITS.......................................................14

SIGNATURES....................................................................15

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

STATEMENTS OF OPERATIONS ....................................................F-2

STATEMENTS OF CASH FLOWS ....................................................F-3

NOTES TO THE FINANCIAL STATEMENTS ...........................................F-4

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2009

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)
















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                    March 31,     September 30,
                                                         2009              2008
                                                  (Unaudited)         (Audited)




ASSETS

CURRENT

    Cash                                          $      287          $  3,246

TOTAL ASSETS                                      $      287          $  3,246



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities        $    2,740          $      -

  Loans from related parties                          17,000            15,000

  Total current liabilities                           19,740            15,000


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                          8,225             8,225
  Additional paid-in capital                          15,675            15,675
  Deficit accumulated during the development stage   (43,353)          (35,654)

  Total stockholders' equity                         (19,453)          (11,754)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)$    287         $   3,246








   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                 Six       Three      Six         Three
                              Months      Months    Months       Months        May 9, 2007
                               Ended       Ended     Ended        Ended            (Date of
                           March 31,       March  March 31,    March 31,         Inception)
                                2009    31, 2009      2008        2008       to March 31, 2009


REVENUE                    $      -   $      -     $      -     $      -       $    1,434

EXPENSES
  Bank charges and interest      39          21          38           19              157

   Office expenses                -           -           -            -              246

   Professional fees          5,000       1,700      12,300        3,300           29,686

   Transfer and filing fees   2,660       1,941           -            -           13,198

   Travel and entertainment       -           -           -            -            1,500

                              7,699       3,662      12,338        3,319           44,787


NET INCOME                 $ (7,699)  $  (3,662)   $(12,338)    $ (3,319)      $  (43,353)

BASIC AND DILUTED LOSS
  PER SHARE                $ ( 0.00)  $   (0.00)   $  (0.00)    $  (0.00)

WEIGHTED  AVERAGE  COMMON
SHARES  OUTSTANDING - BASIC
AND DILUTED SHARES        8,225,000   8,225,000   8,225,000    8,225,000






















   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                    Three                    Three   May 9, 2007
                                   Months                   Months      (Date of
                    Six Months      Ended    Six Months     Ended  Inception) to
                   Ended March  March 31,   Ended March  March 31,     March 31,
                      31, 2009       2009       31,2008      2008           2009

CASH FLOWS USED IN
OPERATING ACTIVITIES
  Net loss          $  (7,699)  $  (3,662)   $ (12,338)  $ (3,319)  $   (43,353)

  Items not involving cash:
  Adjustment to reconcile
    net loss to net cash
    used by operating
    activities:
    Accounts payable    2,740      (1,279)          -           -         2,740

  Net cash used in
  operating activities (4,959)     (4,941)     (12,338)    (3,319)      (40,613)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Issuance of common
  shares                    -           -            -          -        23,900
  Loans from related
  parties               2,000       2,000            -          -        17,000
  Net cash provided
  by financing
  activities            2,000       2,000            -          -        40,900


CHANGE IN CASH         (2,959)     (2,941)     (12,338)    (3,319)          287


CASH, BEGINNING         3,246       3,228       25,298     16,279             -


CASH, ENDING         $    287   $     287     $ 12,960    $12,960    $      287


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

CASH PAID FOR:
  Interest           $     -    $       -     $     -     $    -     $        -
  Income taxes       $     -    $       -     $     -     $    -     $        -








   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Mach 31, 2009
(Unaudited)

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

   2. SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)


NOTE 2. SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)


Recently Accounting Pronouncements (continued)


In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.


In March, 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.


In May of 2008, FASB issued SFASB No.162, "The Hierarchy of Generally Accepted Accounting Principles". The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.


In May of 2008, FASB issued SFASB No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60". The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

3.    COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At March 31, 2009, the Company had no issued or outstanding stock options or warrants.


4.    RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2009, the Company entered into a verbal loan agreement with the sole director of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $17,000 at March 31, 2009.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



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


OVERVIEW

From inception on May 9, 2007 through March 31, 2009, we have incurred a cumulative net loss of $43,353 and to date have generated limited revenues. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended March 31, 2009, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING MARCH 31, 2009

We have earned revenues in the amount of $0 during the three-month period ending March 31, 2009.

We incurred operating expenses in the amount of $3,662 for the three-month period ending March 31, 2009. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had working capital deficit of $19,453. For three-month period ending March 31, 2009, we generated a negative operating cash flow of $4,941. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of March 31, 2009, the Company has a debt of $19,740, $2,740 of which is accrued in recurring accounts payable and $17,000 of which are loans from related parties.

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



ITEM 3.     CONTROLS AND PROCEDURES


(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2009, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during Company's quarter ended March 31, 2009 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                     Web Wizard, Inc.
 Date : May 12, 2009 By: /s/ Ya Tang Chao
                         Ya Tang Chao
                         Chief Executive Officer, Secretary, Treasurer and Director
                         (Principal Executive Officer and Principal
                         Financial Officer )

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