Form 10-Q
period 2009-08-13
Web Wizard, Inc.
filed 2009-08-13
CIK 1421981

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

The issuer has 8,225,000 outstanding shares of common stock outstanding as of August 13, 2009.

                               TABLE OF CONTENTS


                                                                            Page


PART I - FINANCIAL INFORMATION.................................................1

      ITEM 1.  FINANCIAL STATEMENTS............................................1
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......11
      ITEM 3.  CONTROLS AND PROCEDURES........................................13

PART II-OTHER INFORMATION.....................................................14

      ITEM 1.  LEGAL PROCEEDINGS..............................................14
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
               PROCEEDS14.......................................................
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................14
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............14
      ITEM 5.  OTHER INFORMATION..............................................14
      ITEM 6.  EXHIBITS.......................................................14

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

                                 JUNE 30, 2009

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)


















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                     June 30,     September 30,
                                                         2009              2008
                                                  (Unaudited)         (Audited)



ASSETS

CURRENT

    Cash                                            $    269         $    3,246

TOTAL ASSETS                                        $    269         $    3,246



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities          $  4,440         $        -
     Loans from related parties                       17,000             15.000

  Total current liabilities                           21,440             15,000


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 3)
    Authorized:
      75,000,000 common shares, par value
      $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                          8,225              8,225
  Additional paid-in capital                          15,675             15,675
  Deficit accumulated during the development stage   (45,071)           (35,654)

  Total stockholders' equity                         (21,171)           (11,754)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)$    269         $    3,246









   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                             Three                 May 9, 2007
				       Three        Nine     Months        Nine       (Date of
                                      Months      Months      Ended      Months  Inception) to
                                  Ended June  ended June   June 30,  ended June       June 30,
                                    30, 2009    30, 2009       2008    30, 2008           2009



REVENUE                            $       -     $     -     $    -     $     -     $    1,434


EXPENSES

  Bank charges and interest               18          57         22          60            175

  Office expenses                          -           -        125         125            246

  Professional fees                    1,700       6,700      2,486      14,786         31,386

  Transfer and filing fees                 -       2,660        538         538         13,198

  Travel and entertainment                 -           -          -           -          1,500

                                       1,718       9,417      3,171      15,509         46,505


NET INCOME                         $  (1,718)    $(9,417)   $(3,171)   $(15,509)    $  (45,071)


BASIC AND DILUTED LOSS PER SHARE   $   (0.00)    $ (0.00)   $ (0.00)     $(0.00)


WEIGHTED  AVERAGE  COMMON  SHARES
OUTSTANDING  - BASIC  AND DILUTED
SHARES OUTSTANDING                 8,225,000   8,225,000  8,225,000   8,225,000















   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                        Nine         Three          Nine     May 9, 2007
                                  Three Months        Months        Months        Months        (Date of
                                    Ended June    Ended June    ended June    Ended June   Inception) to
                                       30,2009       30,2009      30, 2008      30, 2008   June 30, 2009


CASH FLOWS USED IN OPERATING
ACTIVITIES
  Net loss                           $ (1,718)    $  (9,417)    $  (3,171)    $ (15,509)     $  (45,071)
  Items not involving cash:
  Adjustment to reconcile net
    loss to net cash used by
    operating activities:
    Accounts payable                     (300)        4,440             -             -           4,440

  Net cash used in operating           (2,018)       (4,977)       (3,171)      (15,509)        (40,631)
activities

CASH FLOWS FROM FINANCING
ACTIVITIES
  Issuance of common shares                 -             -             -             -          23,900
  Loans from related parties            2,000         2,000             -             -          17,000

  Net cash provided by financing        2,000         2,000             -             -          40,900
activities


CHANGE IN CASH                            (18)       (2,977)       (3,171)      (15,509)            269


CASH, BEGINNING                           287         3,246        12,960        25,298               -


CASH, ENDING                         $    269           269     $   9,789     $   9,789      $      269


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

CASH PAID FOR:
  Interest                           $      -     $       -     $       -     $       -      $        -
  Income taxes                       $      -     $       -     $       -     $       -      $        -









   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)


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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, is equal to fair value due to their short-term to maturity. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)


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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of these standards had no impact on our financial position or results of operations.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)


2. SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)


Recently Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2"). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FSP FAS 115-2 and FAS 124-2 bring is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The adoption of these standards had no impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS 165, "Subsequent Events." SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. SFAS 165 should not result in significant changes in the subsequent events that an entity reports - either through recognition or disclosure - in its financial statements. The adoption of this statement did not have a material impact on the Company's recognition or disclosure of subsequent events. The Company has performed an evaluation of subsequent events through August 4, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162." SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this statement to have an impact on the consolidated financial statements.

3.    COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At June 30, 2009, the Company had no issued or outstanding stock options or warrants.

4.   RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $17,000 at June 30, 2009.

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


OVERVIEW

From inception on May 9, 2007 through June 30, 2009, we have incurred a cumulative net loss of $45,071 and to date have generated limited revenues. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended June 30, 2009, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING JUNE 30, 2009

We have earned revenues in the amount of $0 during the three-month period ending June 30, 2009.

We incurred operating expenses in the amount of $1,718 for the three-month period ending June 30, 2009. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had working capital deficit of $21,171. For three-month period ending June 30, 2009, we generated a negative operating cash flow of $2,018. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of June 30, 2009, the Company has a debt of $21,440, $4,440 of which is accrued in recurring accounts payable and $17,000 of which are loans from related parties.

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



ITEM 3.     CONTROLS AND PROCEDURES


(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2009, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during Company's quarter ended June 30, 2009 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                        Web Wizard, Inc.
 Date : August 13, 2009 By: /s/ Ya Tang Chao
                            Ya Tang Chao
                            Chief Executive Officer, Secretary, Treasurer and Director
                            (Principal Executive Officer and Principal
                            Financial Officer )

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