Form 10-K
Web Wizard, Inc.
filed 2009-12-16
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2009

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


                                  Common Stock
                                (Title of Class)

Indicate  by  check  mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
[  ] Yes    [X] No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.
[ X ]  Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ({section}232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not Applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer {square} Accelerated filer {square}
 Non-accelerated filer {square}   Smaller reporting company {checked-box}
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as  defined in
Rule 12b-2 of the Exchange Act). Yes {checked-box}      No {square}.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid price of our common equity as of December 16, 2009 was: $2,056,250.

The number of shares of the issuer's common stock issued and outstanding as of December 16, 2009 was 8,225,000.

Documents Incorporated By Reference: None

                               TABLE OF CONTENTS

                                                                            PAGE



PART I

ITEM 1: DESCRIPTION OF BUSINESS................................................4

ITEM 1A:RISK FACTORS...........................................................7

ITEM 2: DESCRIPTION OF PROPERTY...............................................11

ITEM 3: LEGAL PROCEEDINGS.....................................................11

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................11

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

        ISSUER PURCHASES OF EQUITY SECURITIES.................................11

ITEM 6: SELECTED FINANCIAL DATA...............................................12

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

        AND RESULTS OF OPERATION..............................................12

ITEM 7A:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............14

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................14

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

        FINANCIAL DISCLOSURES.................................................26

ITEM 9(T)A: CONTROLS AND PROCEDURES...........................................26

ITME 9B:OTHER INFORMATION.....................................................27

PART III


ITEM 10:DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.................27

ITEM 11:EXECUTIVE COMPENSATION................................................28

ITEM 12:SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

        RELATED STOCKHOLDER MATTERS...........................................28

ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

        DIRECTOR INDEPENDENCE.................................................29

ITEM 14:PRINCIPAL ACCOUNTANT FEES AND SERVICES................................29

PART IV

ITEM 15:EXHIBITS, FINANCIAL STATEMENT SCHEDULES...............................29

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

We are currently reviewing other potential acquisitions of companies involved in the computer peripheral and services sectors and also investigating opportunities in the alternative energy and life science space.
..
Our success depends on a significant number of small and medium-sized business outsourcing Website design, hosting, and management as well as adopting other online business solutions. As our existing and target customers are small and medium-sized businesses, these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to develop their Internet presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

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

  Since inception on May 9, 2007 the Company continues to be primarily involved in organizational activities and has realized very limited revenues from its planned operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

INDUSTRY BACKGROUND

Our target market consists of approximately 23 million businesses in the United States. This market consists of approximately 14.7 million income-generating home-based businesses and approximately 8.2 million additional businesses with fewer than 100 employees that are not home-based businesses, as estimated by IDC, in March 2006. Adding these two markets together, this target market represents approximately 23 million businesses. We believe that small and medium-sized businesses understand that an effective Web presence is important to their success because of the increasing acceptance of the Internet as a tool for both consumers and businesses. We believe our market opportunity is driven by the following factors:

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

Key elements of our strategy include:

Continuing to Target the Small and Medium-Sized Business Market Segment. We believe the small and medium-sized business market offers us the best opportunity to continue building a leading national Web services company. We believe this is an attractive market because it is large and because these businesses need a comprehensive, affordable solution to their Web services requirements. Our Web services meet critical business needs of these businesses that they often do not have the time, resources, or technical skills to fulfill themselves.

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

ITEM 1A.   RISK FACTORS

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

While at September 30, 2009 we had cash on hand of $252, unless we obtain additional funding, we expect that we will not be able to continue operations. We anticipate that additional funding will be needed for general administrative expenses and marketing costs.

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

WE HAVE COMMENCED LIMITED BUSINESS OPERATIONS, AND THEREFORE WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on May 9, 2007 and to date have been involved primarily in organizational activities. We have earned limited revenues in the amount of $1,434 since inception and have total income of $(46,788) from our incorporation to September 30, 2009.

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

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes", "estimates", "could", "possibly", "probably", "anticipates", "projects", "expects", "may", "will", or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on June 9, 2008. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of September 30 2009, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the OTC Bulletin Board  reflect  inter-dealer  prices, without
retail  mark-up,  mark-down  or   commission   and  may  not  represent   actual
transactions.

HOLDERS

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 16, 2009, we have no compensation plans under which our equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

STOCK OPTION GRANTS

To date, we have not granted any stock options.

REGISTRATION RIGHTS

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our target market consists of approximately 23 million businesses in the United States. This market consists of approximately 14.7 million income-generating home-based businesses and approximately 8.2 million additional businesses with fewer than 100 employees that are not home-based businesses, as estimated by IDC, in March 2006. Adding these two markets together, this target market represents approximately 23 million businesses. We believe that small and medium-sized businesses understand that an effective Web presence is important to their success because of the increasing acceptance of the Internet as a tool for both consumers and businesses.

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

Over the coming 12 months, we plan to engage in a variety of marketing activities to increase awareness of our services and products, to sell additional services and products to our existing customer base, and to enhance the value we provide to small business entities. Our marketing activities will include:

    - Targeted  e-mail   and  direct   response   campaigns  to  prospects
      and customers;
    - Search engine advertising;
    - Electronic customer newsletters; and
    - Affiliate programs.


We expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:             [$20,000]
General administrative costs:[$10,000]
                            -----------
Total:                       [$30,000]

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

We did not earn any revenues during the fiscal year ended September 30, 2009. We have not fully implemented our sales and marketing strategy for our bamboo wood flooring products and can therefore provide no assurance that our business model and plan is economically feasible.

We incurred operating expenses  in  the  amount  of  $11,134  for the year ended
September 30, 2009.   These operating expenses were comprised of banking charges of $75, professional fees of $8,400, filing and transfer agent fees of $2,659.

Our net loss in fiscal 2009 of $11,134 was lower than fiscal 2008 of $37,052 primarily due to a decrease in filing and transfer agent fees of $2,659 (2008 - $10,538) and a decrease in professional fees $8,400 in 2009 as compared to $24,686 in 2008).

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              GEORGE STEWART, CPA
                             316 17TH AVENUE SOUTH
                           SEATTLE, WASHINGTON 98144
                       (206) 328-8554  FAX(206) 328-0383


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Web Wizard, Inc.


I have audited the accompanying balance sheet of Web Wizard, Inc. (A Development Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from May 9, 2007 (inception), to September 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Web Wizard, Inc., (A Development Stage Company) as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from May 9, 2007
(inception), to September 30, 2009 in conformity with generally accepted accounting principles in the United States of America.

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


/S/ George Stewart, CPA


Seattle, Washington
December 14, 2009

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2009

                             (STATED IN US DOLLARS)



















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                September 30,     September 30,
                                                         2009              2008





ASSETS

CURRENT

    Cash                                             $    252        $    3,246

TOTAL ASSETS                                         $    252        $    3,246



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities           $  2,740        $        -
  Loans from related parties                           20,400            15,000

  Total current liabilities                            23,140            15,000


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares,
      par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                           8,225             8,225
  Additional paid-in capital                           15,675            15,675
  Deficit accumulated during the development stage    (46,788)          (35,654)

  Total stockholders' equity                          (22,888)          (11,754)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $    252        $    3,246






   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS


                                                                             May 9, 2007
						     			        (Date of
                                             Year Ended      Year Ended    Inception) to
                                              September       September        September
                                               30, 2009        30, 2008         30, 2009



REVENUE                                        $      -       $      -        $  1,434

EXPENSES
  Bank charges and interest                          75             82             193
  Office expenses                                     -            246             246
  Professional fees                               8,400         24,686          33,086
  Transfer and filing fees                        2,659         10,538          13,197
  Travel and entertainment                            -          1,500           1,500

                                                 11,134         37,052          48,222


NET INCOME                                     $(11,134)      $(37,052)       $(46,788)


BASIC AND DILUTED LOSS PER SHARE               $ ( 0.00)      $ ( 0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- BASIC AND DILUTED SHARES OUTSTANDING        8,225,000      8,225,000





















   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Deficit
										Accumulated
                                               Common     Common   Additional    During the
						Stock 	   Stock      Paid-in 	Development
                                               Number     Amount      Capital         Stage       Total


Common stock issued for cash at
$0.001 per share, June 5, 2007              7,400,000    $ 7,400    $      -     $       -     $  7,400

Common stock issued for cash at
$0.02 per share, July 31, 2007                825,000        825      15,675             -       16,500


Net loss                                            -          -           -         1,398        1,398

BALANCE, September 30, 2007                 8,225,000    $ 8,225    $ 15,675     $   1,398     $ 25,298

Net loss                                                                           (37,052)     (37,052)

BALANCE, September 30, 2008                 8,225,000    $ 8,225    $ 15,675     $ (35,654)    $(11,754)

Net loss                                                                           (11,134)     (11,134)

BALANCE, SEPTEMBER 30, 2009                 8,225,000    $ 8,225    $ 15,675     $ (46,788)    $(22,888)




























   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                                                          May 9, 2007
                                                                                             (Date of
                                                 Year Ended          Year Ended         Inception) to
                                                  September           September             September
                                                   30, 2009            30, 2008              30, 2009

 CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                       $ (11,134)          $ (37,052)           $  (46,788)
     Items not involving cash:
     Adjustment to reconcile net loss to
        net cash used by operating
        activities:
        Accounts payable                             2,740                   -                 2,740

  Net cash used in operating activities             (8,394)            (37,052)              (44,048)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                              -                   -                23,900
  Loans from related parties                         5,400              15,000                20,400

  Net cash provided by financing                         -              15,000                44,300
    activities

CHANGE IN CASH                                      (2,994)            (22,052)                  252

CASH, BEGINNING                                      3,246              25,298                     -

CASH, ENDING                                     $     252           $   3,246            $      252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID FOR:
  Interest                                       $       -           $       -            $        -
  Income taxes                                   $       -           $       -            $        -












   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

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


In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

Recently Accounting Pronouncements (continued)


financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.


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

In May 2009, the FASB issued SFAS 165, "Subsequent Events." SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. SFAS 165 should not result in significant changes in the subsequent events that an entity reports - either through recognition or disclosure - in its financial statements. The adoption of this statement did not have a material impact on the

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

Recently Accounting Pronouncements (continued)

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

At September 30, 2009, the Company had no issued or outstanding stock options or warrants.

4.    RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $20,400 at September 30, 2009.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):  CONTROLS AND PROCEDURES

   (A)EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

   (B)MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2009 and communicated the matters to our management.

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name          Age    Position with Registrant   Served as a Director or Officer
Since

Ya Tang Chao  34     President, C.E.O,              May 9, 2007
                     Secretary, Principal
		     Financial Officer, Treasurer
                     and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Mr. Chao has acted as our President,CEO, Secretary, Principal Financial Officer, Treasurer and Director since our incorporation on May 9, 2007. Since 2000, Mr. Chao has worked as an ITconsultant to HSBC's Group Development Center, the
Bank's information  technology arm   based  in  Burnaby,  British  Columbia and
focused on developing Web applications for the bank's online banking operations. From 1996 until 1999, Mr. Chao was a software engineer with IPACS, a Singapore-based IT outsourcing company with operations in Shanghai, China. At IPACS, Mr. Chao helped developed software applications and platforms for
brokerage houses  and  banks  based  in Shanghai.   Mr. Chao graduated with a
Bachelor's Degree in Computer Science from China National Textile University in 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2009 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number      TransactionsKnown Failures
                               Of  late    Not Timely  To File a
Name and principal position    Reports     Reported    Required Form
--------------------------------------------------------------------------------
----------
Ya Tang Chao                   0           0           0
(President, Chief Executive
 Officer, Principal Financial
 Officer, Treasurer, Secretary
 and Director)

ITEM 11:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2009.

                                                Annual Compensation                     Long Term Compensation
Name  Title                                     Year Salary Bonus Other Annual          Restricted   Options/ LTIP
(1)                                                               Compensation          Stock        SARs (#) payouts  All Other
                                                                                        Awarded               ($)      Compensation
Ya    President,                                2009 $0     0     0                     0            0        0           0
Tang  Chief   Executive   Officer,   Treasurer,
Chao  Secretary, Principal Financial Officer
      and Director
                                                2008 $0     0     0                     0            0        0           0
                                                2007 $0     0     0                     0            0        0           0

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by our officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

TITLE OF CLASS                 NAME AND ADDRESS OF BENEFICIAL OWNER                  AMOUNT OF BENEFICIAL OWNERSHIP PERCENT OF CLASS
COMMON STOCK   Ya Tang Chao                                                          5,000,000                        60.79%
               President, Chief Executive Officer, Treasurer, Secretary
	       Principal Financial Officer and Director
               No. 8 Lane 15 Gang Yang
               Xin ChunHuicheng, Xin Hui,
               Jiang Men City, China
COMMON STOCK   All officers and directors as a group (one person)                    5,000,000                        60.79%

The percent of class is based on 8,225,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

   - Any of our directors or officers;

   - Any person proposed as a nominee for election as a director;

   - Any person who beneficially   owns,  directly  or indirectly,  shares
     carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

   - Any member of the immediate family of any of the foregoing persons who has the same house as such person.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, George Stewart, CPA, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                        Fiscal year ended    Fiscal year ended
                        September 30, 2009   September 30, 2008

Audit fees                    $8,000         $7,700
Audit-related fees            Nil            Nil
Tax fees                      Nil            Nil
All other fees                Nil            Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-Q.

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

            *filed as an exhibit to our registration statement on Form SB-2 dated January 11, 2008

REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the last quarter of fiscal 2009.

FINANCIAL STATEMENT SCHEDULES

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Web Wizard Inc.

By      /s/ Ya Tang Chao
        Ya Tang Chao
        President, CEO, Treasurer, Secretary, Principal Financial Officer & Director
        Date: December 16, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

By      /s/ Ya Tang Chao
        Ya Tang Chao
        President, CEO, Treasurer, Secretary, Principal Financial Officer & Director
        Date: December 16, 2009