Form 10-Q
period 2010-02-08
Web Wizard, Inc.
filed 2010-02-08
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2009

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

The issuer has 8,225,000 outstanding shares of common stock outstanding as of February 8, 2010.

                               TABLE OF CONTENTS


                                                                         Page


PART I - FINANCIAL INFORMATION                                            1

      Item 1.Financial Statements.                                        2

      Item 2.Management's Discussion And Analysis Of Financial Condition
          And Results Of Operation                                       13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk     15

      Item 4T.Controls And Procedures                                    16

PART II - OTHER INFORMATION                                              17

      Item 1.Legal Proceedings                                           17

      Item 2.Unregistered Sales Of Equity Securities And Use Of Proceeds 17

      Item 3.Defaults Upon Senior Securities                             17

      Item 4.Submission Of Matters To A Vote Of Security Holders         17

      Item 5.Other Information                                           17

      Item 6.Exhibits                                                    17

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

                               DECEMBER 31, 2009

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                           December 31, 2009    September 30, 2009
                                                              (Unaudited)          (Audited)

ASSETS

CURRENT

    Cash                                                       $       234         $       252

TOTAL ASSETS                                                   $       234         $       252



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities                     $     2,740         $     2,740
     Loans from related parties                                     20,400              20,400

  Total current liabilities                                         23,140              23,140


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                                        8,225               8,225
  Additional paid-in capital                                        15,675              15,675
  Deficit accumulated during the development stage                 (46,806)            (46,788)

  Total stockholders' equity                                       (22,906)            (22,888)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $       234         $       252







   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)


                                                         Three         Three        May 9, 2007
                                                         Months        Months        (Date of
                                                         Ended         Ended       Inception) to
                                                        December      December       December
							31, 2009      31, 2008	     31, 2009


REVENUE                                                 $      -      $      -      $    1,434

EXPENSES

  Bank charges and interest                                   18            18             211
  Office expenses                                              -             -             246
  Professional fees                                            -         3,300          33,086
  Transfer and filing fees                                     -           719          13,197
  Travel and entertainment                                     -             -           1,500

                                                              18         4,037          48,240

NET INCOME                                              $    (18)     $ (4,037)     $  (46,806)

BASIC AND DILUTED LOSS PER SHARE                        $  (0.00)     $  (0.00)

WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING          8,225,000     8,225,000
-  BASIC  AND DILUTED













   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                 Deficit
                                                                                Accumulated
                                               Common     Common   Additional   During the
                                               Stock      Stock     Paid-in     Development
                                               Number     Amount    Capital        Stage         Total


Common stock issued for cash at $0.001
per share, June 5, 2007                     7,400,000   $  7,400    $      -     $      -     $  7,400

Common stock issued for cash at $0.02
per share, July 31, 2007                      825,000        825       15,675           -       16,500

Net loss                                            -          -            -       1,398        1,398

BALANCE, September 30, 2007                 8,225,000   $  8,225    $  15,675    $  1,398     $ 25,298

Net loss                                                                          (37,052)     (37,052)

BALANCE, September 30, 2008                 8,225,000   $  8,225    $  15,675    $(35,654)    $(11,754)

Net loss                                                                          (11,134)     (11,134)

BALANCE, SEPTEMBER 30, 2009                 8,225,000   $  8,225    $  15,675    $(46,788)    $(22,888)

NET LOSS                                                                              (18)         (18)

BALANCE, DECEMBER 31, 2009                  8,225,000   $  8,225    $  15,675    $(46,806)    $(22,906)















   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    May 9, 2007
                                           Three Months         Three Months        (Date of
                                           Ended                Ended               Inception) to
                                           December 31,         December 31,        December 31,
                                           2009                 2008                2009

CASH FLOWS USED IN OPERATING
ACTIVITIES
  Net loss                                 $      (18)          $    (4,037)        $   (46,806)
  Items not involving cash:
  Adjustment to reconcile net loss
    to net cash used by operating
    activities:
    Accounts payable                                -                 4,019               2,740
  Net cash used in operating activities           (18)                  (18)            (44,066)


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                         -                     -              23,900
  Loans from related parties                        -                     -              20,400
  Net cash provided by financing activities         -                     -              44,300


CHANGE IN CASH                                    (18)                  (18)                234

CASH, BEGINNING                                   252                 3,246                   -

CASH, ENDING                               $      234           $     3,228          $      234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID FOR:
  Interest                                 $        -           $         -          $        -
  Income taxes                             $        -           $         -          $        -








   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)


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

The Company evaluated subsequent events through the financial statements filing date of February 8, 2010.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (continued)

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (continued)

Recently Accounting Pronouncements (continued)


In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after December 31, 2009.


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (continued)

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

In August 2009, the FASB issued guidance under Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value". This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)



3.    COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At December 31, 2009, the Company had no issued or outstanding stock options or warrants.


4.   RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $20,400 at December 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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


OVERVIEW

From inception on May 9, 2007 through December 31, 2009, we have incurred a cumulative net loss of $46,806 and to date have generated limited revenues. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended December 31, 2009, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING DECEMBER 31, 2009

We have earned revenues in the amount of $0 during the three-month period ending December 31, 2009.

We incurred operating expenses in the amount of $18 for the three-month period ending December 31, 2009. The operating expenses were for bank charges and interest. We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had working capital deficit of $22,906. For three-month period ending December 31, 2009, we generated a negative operating cash flow of $18. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of December 31, 2009, the Company has a debt of $23,140, $2,740 of which is accrued in recurring accounts payable and $20,400 of which are loans from related parties.

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


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

 (A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 31, 2009, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness identified by management relating to the (1) lack of a functioning audit committee and lack of a majority of outside directors on the
Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Based upon its evaluation, our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has concluded there is a material weakness with respect to its internal control over financial reporting as defined in Rule 13a-15(e).

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and
ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, our evaluation of controls can only provide reasonable assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during Company's quarter ended December 31, 2009 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                                   Web Wizard, Inc.
 Date : February 8, 2010           By: /s/ Ya Tang Chao
                                   Ya Tang Chao
                                   Chief Executive Officer, Secretary, Treasurer
                                   and Director
                                   (Principal Executive Officer and Principal
                                   Financial Officer)

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