Form 10-Q
period 2010-05-12
Web Wizard, Inc.
filed 2010-05-12
CIK 1421981

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2010

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

The issuer has 8,225,000 outstanding shares of common stock outstanding as of May 12, 2010.

                               TABLE OF CONTENTS


                                                                         Page


PART I - FINANCIAL INFORMATION                                            3

      Item 1.Financial Statements.                                        4

      Item 2.Management's Discussion And Analysis Of Financial Condition
             And Results Of Operation                                    15

      Item 3.Quantitative and Qualitative Disclosures About Market Risk  17

      Item 4T.Controls And Procedures                                    18

PART II - OTHER INFORMATION                                              19

      Item 1.Legal Proceedings                                           19

      Item 2.Unregistered Sales Of Equity Securities And Use Of Proceeds 19

      Item 3.Defaults Upon Senior Securities                             19

      Item 4.Submission Of Matters To A Vote Of Security Holders         19

      Item 5.Other Information                                           19

      Item 6.Exhibits                                                    19

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS



BALANCE SHEETS...............................................................F-1

STATEMENTS OF OPERATIONS ....................................................F-2

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) .................................F-3

STATEMENTS OF CASH FLOWS ....................................................F-4

NOTES TO THE FINANCIAL STATEMENTS ...........................................F-5




































                                       3

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2010

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                              March 31, 2010    September 30, 2009
                                                                (Unaudited)          (Audited)




ASSETS

CURRENT

    Cash                                                     $          216       $           252

TOTAL ASSETS                                                 $          216       $           252



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities                   $            -       $         2,740
     Loans from related parties                                      25,400                20,400

  Total current liabilities                                          25,400                23,140


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                                         8,225                 8,225
  Additional paid-in capital                                         15,675                15,675
  Deficit accumulated during the development stage                  (49,084)              (46,788)

  Total stockholders' equity                                        (25,184)              (22,888)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $          216       $           252




   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)


                                                     Six          Six       Three       Three     May 9, 2007
                                                  Months       Months      Months      Months        (Date of
                                                   Ended        Ended       Ended       Ended   Inception) to
                                               March 31,    March 31,   March 31,   March 31,       March 31,
                                                    2010         2009        2010        2009            2010







REVENUE                                        $      -     $      -    $      -    $      -       $   1,434


EXPENSES

  Bank charges and interest                          36           39          18          21             229

  Office expenses                                     -            -           -           -             246

  Professional fees                               2,260        5,000       2,260       1,700          35,346

  Transfer and filing fees                            -        2,660           -       1,941          13,197

  Travel and entertainment                            -            -           -           -           1,500

                                                  2,296        7,699       2,278       3,662          50,518


NET INCOME                                     $ (2,296)    $ (7,699)   $ (2,278)   $ (3,662)      $ (49,084)


BASIC AND DILUTED LOSS PER SHARE               $ ( 0.00)    $  (0.00)   $  (0.00)   $  (0.00)


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                           8,225,000    8,225,000   8,225,000   8,225,000













   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)


                                                                                           Deficit
                                                                                       Accumulated
                                                          Common    Common Additional   During the
                                                           Stock     Stock    Paid-in  Development
                                                          Number    Amount    Capital        Stage    Total




Common stock issued for cash at
$0.001 per share, June 5, 2007)                       7,400,000   $  7,400  $      -    $      -    $  7,400

Common stock issued for cash at
$0.02 per share, July 31, 2007                          825,000        825    15,675           -      16,500

Net loss                                                      -          -         -       1,398       1,398

Balance, September 30, 2007                           8,225,000   $  8,225  $ 15,675    $  1,398    $ 25,298

Net loss                                                                                 (37,052)    (37,052)

Balance, September 30, 2008                           8,225,000   $  8,225  $ 15,675    $(35,654)   $(11,754)

Net loss                                                                                 (11,134)    (11,134)

Balance, September 30, 2009                           8,225,000   $  8,225  $ 15,675    $(46,788)   $(22,888)

NET LOSS                                                                                  (2,296)     (2,296)

BALANCE, MARCH 31, 2010                               8,225,000   $  8,225  $ 15,675    $(49,084)   $(25,184)















   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                     Six Months     Six Months   Three Months   Three Months          May 9, 2007
                                    Ended March    Ended March    Ended March    Ended March   (Date of Inception)
                                       31, 2010       31, 2009        31,2010       31, 2009    to March 31, 2010


CASH FLOWS USED IN OPERATING
ACTIVITIES
  Net loss                          $  (2,296)     $  (7,699)     $   (2,278)    $   (3,662)     $    (49,084)

  Items not involving cash:
  Adjustment to reconcile net
    loss to net cash used by
    operating activities:
    Accounts payable                   (2,740)         2,740          (2,740)        (1,279)                -

  Net cash used in operating
    activities                         (5,036)        (4,959)         (5,018)        (4,941)          (49,084)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Issuance of common shares                                -               -              -            23,900
  Loans from related parties           5,000           2,000           5,000          2,000            25,400

  Net cash provided by financing
    activities                         5,000           2,000           5,000          2,000            49,300


CHANGE IN CASH                           (36)         (2,959)            (18)        (2,941)              216


CASH, BEGINNING                          252           3,246             234          3,228                 -


CASH, ENDING                        $    216       $     287      $      216     $      287      $        216


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

CASH PAID FOR:
  Interest                          $      -       $       -      $        -     $        -      $          -
  Income taxes                      $      -       $       -      $        -     $        -      $          -



   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)


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

The Company evaluated subsequent events through the financial statements filing date of May 12, 2010.


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2010, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

Recently Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any potential acquisitions after March 31, 2010.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)


3.    COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At March 31, 2010, the Company had no issued or outstanding stock options or warrants.



4.   RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $25,400 at March 31, 2010.

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


OVERVIEW

From inception on May 9, 2007 through March 31, 2010, we have incurred a cumulative net loss of $49,084 and to date have generated limited revenues. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended March 31, 2010, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING MARCH 31, 2010

We have earned revenues in the amount of $0 during the three-month period ending March 31, 2010.

We incurred operating expenses in the amount of $2,278 for the three-month period ending March 31, 2010. The operating expenses were comprised of bank charges and interest of $18 and professional fees of $2,260. We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had working capital deficit of $25,184. For three-month period ending March 31, 2010, we generated a negative operating cash flow of $2,278. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of March 31, 2010, the Company has a debt of $25,400, which are loans from related parties.

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

ITEM 4T. CONTROLS AND PROCEDURES.
EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

 (A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2010, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness identified by management relating to the (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, our evaluation of controls can only provide reasonable assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process. The company thus hereby conclude that the Company's disclosure controls and procedures are not effective at a reasonably assurance level.

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during Company's quarter ended March 31, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                     Web Wizard, Inc.
 Date : May 12, 2010 By: /s/ Ya Tang Chao
                         Ya Tang Chao
                         Chief Executive Officer, Secretary, Treasurer and Director
                         (Principal Executive Officer and Principal
                         Financial Officer )

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