Form 10-Q
period 2010-08-10
Web Wizard, Inc.
filed 2010-08-10
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

The issuer has 8,225,000 outstanding shares of common stock outstanding as of August 10, 2010.

                               TABLE OF CONTENTS


                                                                         Page


PART I - FINANCIAL INFORMATION                                              3

      Item 1. Financial Statements.                                         4

      Item 2. Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation                                     16

      Item 3. Quantitative and Qualitative Disclosures About Market Risk   19

      Item 4T.Controls And Procedures                                      19

PART II - OTHER INFORMATION                                                20

      Item 1. Legal Proceedings                                            20

      Item 2. Unregistered Sales Of Equity Securities
              And Use Of Proceeds                                          20

      Item 3. Defaults Upon Senior Securities                              21

      Item 4. Submission Of Matters To A Vote Of Security Holders          21

      Item 5. Other Information                                            21

      Item 6. Exhibits                                                     21

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

STATEMENTS OF OPERATIONS ....................................................F-2

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) .................................F-3

STATEMENTS OF CASH FLOWS ....................................................F-4

NOTES TO THE FINANCIAL STATEMENTS ...........................................F-5

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JUNE 30, 2010

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                                June 30, 2010     September 30, 2009
                                                                  (Unaudited)          (Audited)




ASSETS

CURRENT

    Cash                                                     $            198 $             252

TOTAL ASSETS                                                 $            198 $             252



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities                   $             -  $            2,740
     Loans from related parties                                        25,400             20,400

  Total current liabilities                                            25,400             23,140


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 3)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                                           8,225              8,225
  Additional paid-in capital                                           15,675             15,675
  Deficit accumulated during the development stage                    (49,102)           (46,788)

  Total stockholders' equity                                          (25,202)           (22,888)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $            198       $        252



   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                                          May 9, 2007
                                                      Three         Three          Nine         Nine         (Date of
                                                     Months        Months        Months       Months    Inception) to
                                                 Ended June    Ended June    Ended June   Ended June         June 30,
                                                   30, 2010      30, 2009      30, 2010     30, 2009             2010


REVENUE                                           $       -     $       -     $       -   $        -       $    1,434


EXPENSES

  Bank charges and interest                             18             18            54           57              247

  Office expenses                                        -              -             -            -              246

  Professional fees                                      -          1,700         2,260        6,700           35,346

  Transfer and filing fees                               -              -             -        2,660           13,197

  Travel and entertainment                               -              -             -            -            1,500

                                                        18          1,718         2,314        9,417           50,536


NET INCOME                                        $    (18)      $(1,718)     $  (2,314)   $  (9,417)      $  (49,102)


BASIC AND DILUTED LOSS PER SHARE                  $  (0.00)      $ (0.00)     $   (0.00)   $   (0.00)


WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING
- BASIC AND DILUTED                               8,225,000     8,225,000     8,225,000    8,225,000







   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                     Common    Common   Additional       Deficit     Total
                                                                      Stock     Stock      Paid-in   Accumulated
                                                                      Number    Amount     Capital    During the
                                                                                                     Development
                                                                                                           Stage


Common stock issued for cash at $0.001 per share, June 5, 2007     7,400,000  $ 7,400    $      -    $       -    $   7,400

Common stock issued for cash at $0.02 per share, July 31, 2007       825,000      825      15,675            -       16,500

Net loss                                                                   -        -           -        1,398        1,398

Balance, September 30, 2007                                        8,225,000  $ 8,225    $ 15,675    $   1,398    $  25,298

Net loss                                                                                               (37,052)     (37,052)

Balance, September 30, 2008                                        8,225,000  $ 8,225    $ 15,675    $ (35,654)   $ (11,754)

Net loss                                                                                               (11,134)     (11,134)

Balance, September 30, 2009                                        8,225,000  $ 8,225    $ 15,675    $ (46,788)   $ (22,888)

NET LOSS                                                                                                (2,314)      (2,314)

BALANCE, JUNE 30, 2010                                             8,225,000  $ 8,225    $ 15,675    $ (49,102)   $ (25,202)














   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)



                                      Three Months      Three Months       Nine Months       Nine Months           May 9, 2007
                                    Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,   (Date of Inception)
                                              2010              2009              2010              2009      to June 30, 2010

CASH FLOWS USED IN OPERATING
ACTIVITIES
  Net loss                            $     (18)        $   (1,718)       $   (2,314)       $   (9,417)       $     (49,102)
  Items not involving cash:
  Adjustment to reconcile net
  loss to net cash used by
  operating activities:
     Accounts payable                         -               (300)           (2,740)            4,440                    -
  Net cash used in operating                (18)            (2,018)           (5,054)           (4,977)             (49,102)
  activities

CASH FLOWS FROM FINANCING
ACTIVITIES
  Issuance of common shares                                      -                 -                 -               23,900
  Loans from related parties                  -              2,000             5,000             2,000               25,400
  Net cash provided by financing              -              2,000             5,000             2,000               49,300
  activities


CHANGE IN CASH                              (18)               (18)              (54)           (2,977)                 198

CASH, BEGINNING                             216                287               252             3,246                    -

CASH, ENDING                          $     198         $      269        $      198        $      269        $         198


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

CASH PAID FOR:
  Interest                            $       -         $        -        $        -        $        -        $          -
  Income taxes                        $       -         $        -        $        -        $        -        $          -


   The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)


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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2010, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)


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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010
 (Unaudited)


2.  SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)


Recently Accounting Pronouncements (continued)

principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after June 30, 2010.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)


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

In May 2009, the FASB issued SFAS 165, "Subsequent Events." SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. SFAS 165 should not result in significant changes in the subsequent events that an entity reports - either through recognition or disclosure - in its financial statements. The adoption of this statement did not have a material impact on the Company's recognition or disclosure of subsequent events. The Company has performed an evaluation of subsequent events through August 3, 2010, which is the date the financial statements were issued.

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)


2.  SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)


Recently Accounting Pronouncements (continued)

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 - Receivable - Loans and Debt Securities Acquired with Deteriorated Credit Quality ("Subtopic 310-30"). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)



3.  COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At June 30, 2010, the Company had no issued or outstanding stock options or warrants.

4.  RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $25,400 at June 30, 2010

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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




OVERVIEW

From inception on May 9, 2007 through June 30, 2010, we have incurred a cumulative net loss of $49,102 and to date have generated limited revenues. The Company has no third party debt and we do not have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the next twelve-month period.

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


NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended June 30, 2010, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING JUNE 30, 2010

We have earned revenues in the amount of $0 during the three-month period ending June 30, 2010.

We incurred operating expenses in the amount of $18 being the bank charges and interest for the three-month period ending June 30, 2010. We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had working capital deficit of $25,202. For three-month period ending June 30, 2010, we generated a negative operating cash flow of $18. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of June 30, 2010, the Company has a debt of $25,400, which are loans from related parties.

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


ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures. As of June 30, 2010, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness identified by management relating to the (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during Company's quarter ended June 30, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                        Web Wizard, Inc.
 Date : August 10, 2010 By: /s/ Ya Tang Chao
                            Ya Tang Chao
                            Chief Executive Officer, Secretary, Treasurer and Director
                            (Principal Executive Officer and Principal
                            Financial Officer )

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