Form 10-K
period 2010-09-30
Web Wizard, Inc.
filed 2010-12-17
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2010

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

 Large accelerated filer [   ] Accelerated filer [   ]
 Non-accelerated filer   [   ] Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as  defined in
Rule 12b-2 of the Exchange Act). Yes [ X ]      No [   ].

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid price of our common equity as of December 17, 2010 was: $8,636,250.

The number of shares of the issuer's common stock issued and outstanding as of December 17, 2010 was 8,225,000.

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

        AND RESULTS OF OPERATION..............................................12

ITEM 7A:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............14

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................14

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

        FINANCIAL DISCLOSURES.................................................28

ITEM 9(T)A: CONTROLS AND PROCEDURES...........................................28

ITME 9B:OTHER INFORMATION.....................................................29

PART III


ITEM 10:DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.................29

ITEM 11:EXECUTIVE COMPENSATION................................................30

ITEM 12:SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

        RELATED STOCKHOLDER MATTERS...........................................31

ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

        DIRECTOR INDEPENDENCE.................................................31

ITEM 14:PRINCIPAL ACCOUNTANT FEES AND SERVICES................................31

PART IV

ITEM 15:EXHIBITS, FINANCIAL STATEMENT SCHEDULES...............................32

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

Selling Additional Services and Products to Existing Customers. As of September 30, 2010, we had only one client. As customers build their Internet presence, we believe that we can demonstrate the value of the additional premium services and products we offer, which can increase our average revenue per customer and improve our revenue growth. For example, we can provide paid search and e-commerce capabilities to our current customers' Websites, enabling additional sources of revenue for them while also contributing to a measurable return on their investment.

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

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND FLUCTUATIONS IN OUR PERFORMANCE MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Due to our limited operating history, our evolving business model, and the unpredictability of our emerging industry, our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

   * our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers' requirements;
   *  the renewal rates for our services;
   *  changes in our pricing policies;
   *  the introduction of new services and products by us or our competitors;
   *  our ability to hire, train and retain members of our sales force;
   *  the rate of expansion and effectiveness of our sales force;
   *  technical difficulties or interruptions in our services;
   *  general economic conditions;
   *  additional investment in our services or operations; and
   *  our success in maintaining and adding strategic marketing relationships.

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

While at September 30, 2010 we had cash on hand of $180, unless we obtain additional funding, we expect that we will not be able to continue operations. We anticipate that additional funding will be needed for general administrative expenses and marketing costs.

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

WE HAVE COMMENCED LIMITED BUSINESS OPERATIONS, AND THEREFORE WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on May 9, 2007 and to date have been involved primarily in organizational activities. We have earned limited revenues in the amount of $1,434 since inception and have total income of $(54,620) from our incorporation to September 30, 2010.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on June 9, 2008. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of September 30 2010, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 17, 2010, we have no compensation plans under which our equity securities are authorized for issuance.

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


We expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:             [$20,000]
General administrative costs:[$10,000]
                             ---------
Total:                       [$30,000]

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

We did not earn any revenues during the fiscal year ended September 30, 2010. We have not fully implemented our sales and marketing strategy for our web services and products and can therefore provide no assurance that our business model and plan is economically feasible.

We  incurred  operating  expenses in the amount of $7,832  for  the  year  ended
September 30, 2010.   These operating expenses were comprised of banking charges of $72, professional fees of $7,360, filing and transfer agent fees of $400.

Our net loss in fiscal 2010 of $7,832 was lower than fiscal 2009 of $11,134 primarily due to a decrease in filing and transfer agent fees of $400 (2009 - $2,659) and a decrease in professional fees $7,360 in 2010 as compared to $8,400 in 2009.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              GEORGE STEWART, CPA
                             316 17TH AVENUE SOUTH
                           SEATTLE, WASHINGTON 98144
                       (206) 328-8554  FAX(206) 328-0383


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Web Wizard, Inc.

I have audited the accompanying balance sheet of Web Wizard, Inc. (A Development Stage Company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from May 9, 2007 (inception), to September 30, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Web Wizard, Inc., (A Development Stage Company) as of September 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from May 9, 2007
(inception), to September 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

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


/S/ George Stewart, CPA


Seattle, Washington
December 7, 2010

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010

                             (STATED IN US DOLLARS)


















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                   September 30, 2010    September 30, 2009





ASSETS

CURRENT

    Cash                                                  $       180        $      252

TOTAL ASSETS                                              $       180        $      252



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities                $     1,700        $    2,740
  Loans from related parties                                   29,200            20,400

  Total current liabilities                                    30,900            23,140


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                                   8,225             8,225
  Additional paid-in capital                                   15,675            15,675
  Deficit accumulated during the development stage            (54,620)          (46,788)

  Total stockholders' equity                                  (30,720)          (22,888)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $       180        $      252







       The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS



                                                                                  May 9, 2007
                                                                                     (Date of
                                                 Year Ended      Year Ended     Inception) to
                                                  September       September         September
                                                   30, 2010        30, 2009          30, 2010


REVENUE                                           $      -         $      -         $  1,434


EXPENSES

  Bank charges and interest                             72               75              265

  Office expenses                                        -                -              246

  Professional fees                                  7,360            8,400           40,446

  Transfer and filing fees                             400            2,659           13,597

  Travel and entertainment                               -                -            1,500

                                                     7,832           11,134           54,620

NET INCOME                                        $ (7,832)        $(11,134)        $(54,620)


BASIC AND DILUTED LOSS PER SHARE                  $ ( 0.00)        $ ( 0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                              8,225,000        8,225,000










    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                      Deficit
                                                                                  Accumulated
                                              Common       Common    Additional    During the
                                               Stock        Stock       Paid-in   Development
                                              Number       Amount       Capital         Stage       Total

Common stock issued for cash
at $0.001 per share, June 5, 2007          7,400,000     $  7,400    $       -      $       -    $   7,400

Common stock issued for cash
at $0.02 per share, July 31, 2007            825,000          825       15,675              -       16,500

Net loss                                           -            -            -          1,398        1,398

Balance, September 30, 2007                8,225,000     $  8,225    $  15,675      $   1,398    $  25,298

Net loss                                                                              (37,052)     (37,052)

Balance, September 30, 2008                8,225,000     $  8,225    $  15,675      $ (35,654)   $ (11,754)

Net loss                                                                              (11,134)     (11,134)

Balance, September 30, 2009                8,225,000     $  8,225    $  15,675      $ (46,788)   $ (22,888)

NET LOSS                                                                               (7,832)      (7,832)

BALANCE, SEPTEMBER 30, 2010                8,225,000     $  8,225    $  15,675      $ (54,620)   $ (30,720)








      The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                                                  May 9, 2007
                                                                                     (Date of
                                                 Year Ended      Year Ended     Inception) to
                                                  September       September         September
                                                   30, 2010        30, 2009          30, 2010



 CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                        $ (7,832)      $  (11,134)      $  (54,620)
  Items not involving cash:
  Adjustment to reconcile net loss to net cash
    used by operating activities:
    Accounts payable                                (1,040)           2,740            1,700
  Net cash used in operating activities             (8,872)          (8,394)         (52,920)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                              -                -           23,900
  Loans from related parties                         8,800            5,400           29,200
  Net cash provided by financing activities          8,800            5,400           53,100


CHANGE IN CASH                                         (72)          (2,994)             180

CASH, BEGINNING                                        252            3,246                -

CASH, ENDING                                      $    180       $      252       $      180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID FOR:
  Interest                                        $      -       $        -       $        -
  Income taxes                                    $      -       $        -       $        -








      The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

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

The financial statements have, in management's opinion, been prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is considered to be in the development stage, as defined under Accounting Codification Standard, Development Stage Entities ("ASC-915"). Since its formation, the Company has not yet realized any revenues from its planned operations.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

2.    SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

Income Taxes

The Company has adopted "ASC-740 - Income Taxes" which requires the use of the asset and liability method of accounting for income taxes. Under the method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Accounting Standards Codification ("ASC-830"), "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Loss Per Share

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2010, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

Comprehensive Income

The Company has adopted "ASC-220 - Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder's Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any transactions that are required to be reported in other comprehensive income.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

2.     SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)


Recently Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2010.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010



3.  COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At September 30, 2010, the Company had no issued or outstanding stock options or warrants.


4.  RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $29,200 at September 30, 2010.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):  CONTROLS AND PROCEDURES

   (A)EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010. They concluded that our disclosure controls and procedures could not be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.


   (B)MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)). Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2010 and communicated the matters to our management.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name        Age          Position with RegistrantServed as a Director or Officer
Since

Ya Tang Chao35           President, C.E.O,        May 9, 2007
                         Secretary, Principal Financial
                         Officer, Treasurer and
                         Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Mr. Chao has acted as our President, CEO, Secretary, Treasurer, Principal Financial Officer and Director since our incorporation on May 9, 2007. Since 2000, Mr. Chao has worked as an IT consultant to HSBC's Group Development Center, the Bank's information technology arm based in Burnaby, British Columbia and focused on developing Web applications for the bank's online banking operations. From 1996 until 1999, Mr. Chao was a software engineer with IPACS, a Singapore-based IT outsourcing company with operations in Shanghai, China. At IPACS, Mr. Chao helped developed software applications and platforms for brokerage houses and banks based in Shanghai. Mr. Chao graduated with a Bachelor's Degree in Computer Science from China National Textile University in 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2010 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


                               Number      TransactionsKnown Failures
                               Of  late    Not Timely  To File a
Name and principal position    Reports     Reported    Required Form
--------------------------------------------------------------------------------
----------
Ya Tang Chao                   0           0           0
(President, Chief Executive
 Officer, Treasurer, Secretary,
Principal Financial Officer
 and Director)

ITEM 11:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2010.

                                                Annual Compensation                     Long Term Compensation

Name  Title                                     Year Salary Bonus Other Annual          Restricted   Options/ LTIP
(1)                                                               Compensation          Stock        SARs (#) payouts  All Other
                                                                                        Awarded               ($)      Compensation
Ya    President,                                2010 $0     0     0                     0            0        0        0
Tang  Chief   Executive   Officer,   Treasurer,
Chao  Secretary
      Principal Financial Officer and Director
                                                2009 $0     0     0                     0            0        0        0
                                                2008 $0     0     0                     0            0        0        0
                                                2007 $0     0     0                     0            0        0        0

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by our officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

TITLE OF                            NAME AND ADDRESS OF BENEFICIAL OWNER                             AMOUNT OF BENEFICIAL  PERCENT
 CLASS                                                                                                    OWNERSHIP        OF CLASS
COMMON   Ya Tang Chao                                                                                     5,000,000          60.79%
 STOCK   President, Chief Executive Officer, Treasurer, Secretary, Principal Financial Officer and
         Director
         No. 8 Lane 15 Gang Yang
         Xin ChunHuicheng, Xin Hui,
         Jiang Men City, China
COMMON   All officers and directors as a group (one person)                                               5,000,000          60.79%
 STOCK

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


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, George Stewart, CPA, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                       Fiscal year ended         Fiscal year ended
                       September 30, 2010        September 30, 2009

Audit fees                   $8,400                    $8,000
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


PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 EXHIBITS

      3.1*  Articles of Incorporation
      3.2*  Bylaws
      23.1  Auditor's consent
      31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            *filed as an exhibit to our registration statement on Form SB-2 dated January 11, 2008

REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the last quarter of fiscal 2010.


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

Web Wizard Inc.

By      /s/ Ya Tang Chao
        Ya Tang Chao
        President, CEO, Treasurer, Secretary, Principal Financial Officer & Director
        Date: December 17, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

By      /s/ Ya Tang Chao
        Ya Tang Chao
        President, CEO, Treasurer, Secretary, Principal Financial Officer & Director
        Date: December 17, 2010