Form 10-Q
period 2010-12-31
Web Wizard, Inc.
filed 2011-02-11
CIK 1421981

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2010

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

The issuer has 8,225,000 outstanding shares of common stock outstanding as of February 11, 2011.

                               TABLE OF CONTENTS


                                                                         Page


PART I - FINANCIAL INFORMATION                                            3

      Item 1.Financial Statements.                                        4

      Item 2.Management's Discussion And Analysis Of Financial Condition
             And Results Of Operation                                    16

      Item 3. Quantitative and Qualitative Disclosures About Market Risk 19

      Item 4T.Controls And Procedures                                    19

PART II - OTHER INFORMATION                                              20

      Item 1.Legal Proceedings                                           20

      Item 2.Unregistered Sales Of Equity Securities And Use Of Proceeds 20

      Item 3.Defaults Upon Senior Securities                             21

      Item 4.Submission Of Matters To A Vote Of Security Holders         21

      Item 5.Other Information                                           21

      Item 6.Exhibits                                                    21

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

                               DECEMBER 31, 2010

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)














BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS


NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                               December 31, 2010   September 30, 2010
                                                                   (Unaudited)          (Audited)

ASSETS

CURRENT

    Cash                                                        $            162     $         180

TOTAL ASSETS                                                    $            162     $         180

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities                      $          3,200     $       1,700
     Loans from related parties                                           32,700            29,200

  Total current liabilities                                               35,900            30,900


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                                              8,225             8,225
  Additional paid-in capital                                              15,675            15,675
  Deficit accumulated during the development stage                       (59,638)          (54,620)

  Total stockholders' equity                                             (35,738)          (30,720)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $            162     $         180





    The accompanying notes are an integral part of these financial statements








                                     F - 1

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)



                                                                                                        May 9, 2007
                                                                   Three Months     Three Months         (Date of
                                                                       Ended           Ended           Inception) to
                                                                  December 31,      December 31,        December 31,
                                                                      2010              2009                2010

REVENUE                                                            $       -         $        -          $     1,434

EXPENSES

  Bank charges and interest                                               18                 18                  283
  Office expenses                                                          -                  -                  246
  Professional fees                                                    5,000                  -               45,446
  Transfer and filing fees                                                 -                  -               13,597
  Travel and entertainment                                                 -                  -                1,500

                                                                       5,018                 18               61,072

NET INCOME                                                         $  (5,018)        $      (18)         $   (59,638)


BASIC AND DILUTED LOSS PER SHARE                                   $  ( 0.00)        $   ( 0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED     8,225,000          8,225,000










      The accompanying notes are an integral part of these financial statements













                                                          F - 2

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                         Deficit
                                                                                      ccumulated
                                                Common      Common     Additional     During the
                                                 Stock       Stock        Paid-in    Development
                                                 Number     Amount        Capital          Stage      Total


Common stock issued for cash at
$0.001 per share, June 5, 2007                 7,400,000   $ 7,400      $      -      $       -    $   7,400

Common stock issued for cash at
$0.02 per share, July 31, 2007                   825,000       825        15,675              -       16,500

Net loss                                               -         -             -          1,398        1,398

Balance, September 30, 2007                    8,225,000   $ 8,225      $ 15,675      $   1,398    $  25,298

Net loss                                                                                (37,052)     (37,052)

Balance, September 30, 2008                    8,225,000   $ 8,225      $ 15,675      $ (35,654)   $ (11,754)

Net loss                                                                                (11,134)     (11,134)

Balance, September 30, 2009                    8,225,000   $ 8,225      $ 15,675      $ (46,788)   $ (22,888)

Net loss                                                                                 (7,832)      (7,832)

Balance, September 30, 2010                    8,225,000   $ 8,225      $ 15,675      $ (54,620)   $ (30,720)

Net loss                                                                                 (5,018)      (5,018)

BALANCE, DECEMBER 31, 2010                     8,225,000   $ 8,225      $ 15,675      $ (59,638)   $ (35,738)











     The accompanying notes are an integral part of these financial statements








                                                      F - 3

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                  May 9, 2007
                                           Three Months       Three Months           (Date of
                                                  Ended              Ended      inception) to
                                           December 31,       December 31,       December 31,
                                                   2010               2009               2010


CASH FLOWS USED IN OPERATING
ACTIVITIES

  Net loss                                  $   (5,018)        $      (18)       $   (59,638)
  Items not involving cash:
  Adjustment to reconcile net loss
    to net cash used by operating
    activities:
      Accounts payable                           1,500                  -              3,200

  Net cash used in operating                    (3.518)               (18)           (56,438)
activities

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common shares                          -                  -             23,900
  Loans from related parties                     3,500                  -             32,700

  Net cash provided by financing                 3,500                  -             56,600
activities


CHANGE IN CASH                                     (18)               (18)               162

CASH, BEGINNING                                    180                252                  -

CASH, ENDING                                $      162          $     234         $      162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID FOR:

  Interest                                  $        -          $       -         $        -
  Income taxes                              $        -          $       -         $        -





   The accompanying notes are an integral part of these financial statements





                                     F - 4

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)


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

                                     F - 5

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)



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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after December 31, 2010.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)


3.    COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At December 31, 2010, the Company had no issued or outstanding stock options or warrants.


4.   RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $32,700 at December 31, 2010.

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




OVERVIEW

From inception on May 9, 2007 through December 31, 2010, we have incurred a cumulative net loss of $59,638 and to date have generated limited revenues. The Company has no third party debt and we do not have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the next twelve-month period.

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


NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended December 31, 2010, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING DECEMBER 31, 2010

We have earned revenues in the amount of $0 during the three-month period ending December 31, 2010.

We incurred operating expenses in the amount of $5,018 being professional fees of $5,000 and the bank charges and interest of $18 for the three-month period ending December 31, 2010. We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had working capital deficit of $35,738. For three-month period ending December 31, 2010, we generated a negative operating cash flow of $3,518. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of December 31, 2010, the Company has a debt of $32,700, which are loans from related parties.

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


ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures. As of December 31, 2010, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness identified by management relating to the (1) lack of a functioning audit committee and lack of a majority of outside directors on the
Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during Company's quarter ended December 31, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                              Web Wizard, Inc.
 Date : February 11, 2011     By: /s/ Ya Tang Chao
                              Ya Tang Chao
                              Chief Executive Officer, Secretary, Treasurer
                              and Director
                              (Principal Executive Officer and Principal
                              Financial Officer )

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