Form 10-Q
period 2011-03-31
Web Wizard, Inc.
filed 2011-05-13
CIK 1421981

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2011

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

The issuer has 8,225,000 outstanding shares of common stock outstanding as of May 13, 2011.

                               TABLE OF CONTENTS


                                                                         Page


PART I -  FINANCIAL INFORMATION                                           3

Item 1.   Financial Statements                                            4

Item 2.   Management's Discussion And Analysis Of Financial Condition
          And Results Of Operation                                       15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     18

Item 4T.  Controls And Procedures                                        18



PART II - OTHER INFORMATION                                              19

Item 1.   Legal Proceedings                                              19

Item 2.   Unregistered Sales Of Equity Securities And Use Of Proceeds    19

Item 3.   Defaults Upon Senior Securities                                20

Item 4.   Submission Of Matters To A Vote Of Security Holders            20

Item 5.   Other Information                                              20

Item 6.   Exhibits                                                       20

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS




INDEX TO FINANCIAL STATEMENTS



BALANCE SHEETS............................................................F-1

STATEMENTS OF OPERATIONS .................................................F-2

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) ..............................F-3

STATEMENTS OF CASH FLOWS .................................................F-4

NOTES TO THE FINANCIAL STATEMENTS ........................................F-5

                                WEB WIZARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2011

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)













BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                         March 31, 2011         September 30, 2010
                                                          (Unaudited)               (Audited)


ASSETS

CURRENT

    Cash                                                 $         144            $         180

TOTAL ASSETS                                             $         144            $         180


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities               $        3,875           $       1,700
  Loans from related parties                                     35,900                  29,200

  Total current liabilities                                      39,775                  30,900


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                                     8,225                   8,225
  Additional paid-in capital                                     15,675                  15,675
  Deficit accumulated during the development stage              (63,531)                (54,620)

  Total stockholders' equity                                    (39,631)                (30,720)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $          144           $         180





   The accompanying notes are an integral part of these financial statements





                                     F - 1

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Six          Six        Three          Three       May 9, 2007
                                                 Months       Months       Months         Months          (Date of
                                                  Ended        Ended        Ended          Ended     Inception) to
                                              March 31,    March 31,    March 31,     March  31,         March 31,
                                                   2011         2010         2011           2010              2011




REVENUE                                      $       -    $       -    $        -      $      -       $    1,434


EXPENSES

  Bank charges and interest                         36           36            18            18              301

  Office expenses                                    -            -             -             -              246

  Professional fees                              8,200        2,260         3,200         2,260           48,646

  Transfer and filing fees                         675            -           675             -           14,272

  Travel and entertainment                           -            -             -             -            1,500

                                                 8,911        2,296         3,893         2,278           64,965


NET INCOME                                   $  (8,911)   $  (2,296)    $  (3,893)    $  (2,278)      $  (63,531)


BASIC AND DILUTED LOSS PER SHARE             $   (0.00)   $   (0.00)     $  (0.00)    $   (0.00)


WEIGHTED  AVERAGE  COMMON  SHARES OUTSTANDING
- BASIC AND DILUTED SHARES OUTSTANDING       8,225,000     8,225,000    8,225,000     8,225,000







   The accompanying notes are an integral part of these financial statements







                                     F - 2

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)


                                                                                  Deficit
                                                                              Accumulated
                                          Common      Common    Additional      During the
                                           Stock       Stock       Paid-in     Development
                                          Number      Amount       Capital           Stage       Total




Common stock issued for cash at
$0.001 per share, June 5, 2007          7,400,000    $ 7,400    $       -       $        -     $  7,400

Common stock issued for cash at
$0.02 per share. July 31, 2007            825,000        825       15,675                -       16,500

Net loss                                        -          -            -            1,398        1,398

Balance, September 30, 2007             8,225,000    $ 8,225    $  15,675       $    1,398     $ 25,298

Net loss                                                                           (37,052)     (37,052)

Balance, September 30, 2008             8,225,000    $ 8,225    $  15,675       $  (35,654)   $ (11,754)

Net loss                                                                           (11,134)     (11,134)

Balance, September 30, 2009             8,225,000    $ 8,225    $  15,675       $  (46,788)   $ (22,888)

Net loss                                                                            (7,832)      (7,832)

Balance, September 30, 2010             8,225,000    $ 8,225    $  15,675       $  (54,620)   $ (30,720)

Net loss                                                                            (8,911)      (8,911)

BALANCE, MARCH 31, 2011                 8,225,000    $ 8,225    $  15,675       $  (63,531)   $ (39,631)







   The accompanying notes are an integral part of these financial statements









                                     F - 3

WEB WIZARD, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


												     May 9, 2007
                                   Six Months     Six Months     Three Months     Three Months          (Date of
                                        Ended          Ended            Ended            Ended     Inception) to
                                    March 31,      March 31,        March 31,        March 31,         March 31,
                                         2011           2010             2011             2010              2011



CASH FLOWS USED IN OPERATING
ACTIVITIES
  Net loss                         $  (8,911)     $  (2,296)      $   (3,893)      $   (2,278)      $   (63,531)
  Items not involving cash:
  Adjustment to reconcile net
    loss to net cash used by
    operating activities:
    Accounts payable                   2,175         (2,740)             675           (2,740)            3,875
  Net cash used in operating
  activities                          (6,736)        (5,036)          (3,218)          (5,018)          (59,656)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Issuance of common shares                                                -                -            23,900
  Loans from related parties           6,700          5,000            3,200            5,000            35,900
  Net cash provided by financing       6,700          5,000            3,200            5,000            59,800
  activities

CHANGE IN CASH                           (36)           (36)             (18)             (18)              144

CASH, BEGINNING                          180            252              162              234                 -

CASH, ENDING                        $    144      $     216       $      144       $      216        $      144


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

CASH PAID FOR:
  Interest                                                        $        -       $        -        $        -
  Income taxes                                                    $        -       $        -        $        -




   The accompanying notes are an integral part of these financial statements









                                     F - 4

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)


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



                                     F - 5

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)


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

WEB WIZARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)



2.    SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

Recently Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after March 31, 2011.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)



2.    SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

Recently Accounting Pronouncements (continued)

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

At March 31, 2011, the Company had no issued or outstanding stock options or warrants.

4.   RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $35,900 at March 31, 2011.

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



OVERVIEW

From inception on May 9, 2007 through March 31, 2011, we have incurred a cumulative net loss of $63,531 and to date have generated limited revenues. The Company has no third party debt and we do not have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the next twelve-month period.

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


NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended March 31, 2011, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING MARCH 31, 2011

We have earned revenues in the amount of $0 during the three-month period ending March 31, 2011.

We incurred operating expenses in the amount of $3,893 being professional fees of $3,200, transfer and filing fees of $675 and the bank charges and interest of $18 for the three-month period ending March 31, 2011. We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had working capital deficit of $39,631. For three-month period ending March 31, 2011, we generated a negative operating cash flow of $3,218. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of March 31, 2011, the Company has a debt of $35,900, which are loans from related parties.

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


ITEM 4T.    CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2011, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness identified by management relating to the (1) lack of a functioning audit committee and lack of a majority of outside directors on the
Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during Company's quarter ended Marach 31, 2011 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Date : May 13, 2011	  	Web Wizard, Inc.
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