Form 10-Q
period 2011-06-30
Web Wizard, Inc.
filed 2011-08-15
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number: 001-33968


                                WEB WIZARD, INC.
                          (A Development Stage Company)

          Nevada                                                 (Pending)
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

                 No. 8, Lane 15, Gang Yang, Xin CunHuicheng, Xin
                           Hui, Jiang Men City, China
          (Address of principal executive offices, including zip code)

                                +7-3952-20-82-56
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered         Name of each exchange on which registered
------------------------------         -----------------------------------------
Common Stock, $0.001 par value                           N/A

         Securities registered under Section 12(g) of the Exchange Act:

                                     None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

The issuer has 8,225,000 outstanding shares of common stock outstanding as of August 15, 2011.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

     Item 1.  Financial Statements                                             4

     Item 2.  Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation                                        15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

     Item 4T. Controls And Procedures                                         17

PART II - OTHER INFORMATION                                                   19

     Item 1.  Legal Proceedings                                               19

     Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds     19

     Item 3.  Defaults Upon Senior Securities                                 19

     Item 4.  Submission Of Matters To A Vote Of Security Holders             19

     Item 5.  Other Information                                               19

     Item 6.  Exhibits                                                        19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

BALANCE SHEETS................................................................ 4

STATEMENTS OF OPERATIONS ..................................................... 5

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) .................................. 6

STATEMENTS OF CASH FLOWS ..................................................... 7

NOTES TO THE FINANCIAL STATEMENTS ............................................ 8

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                                         June 30,         September 30,
                                                                           2011               2010
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

CURRENT
  Cash                                                                   $    126           $    180
                                                                         --------           --------

      TOTAL ASSETS                                                       $    126           $    180
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities                               $  5,600           $  1,700
  Loans from related parties                                               35,900             29,200
                                                                         --------           --------
      TOTAL CURRENT LIABILITIES                                            41,500             30,900
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,225,000 common shares                                               8,225              8,225
  Additional paid-in capital                                               15,675             15,675
  Deficit accumulated during the development stage                        (65,274)           (54,620)
                                                                         --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                          (41,374)           (30,720)
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    126           $    180
                                                                         ========           ========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                            May 9, 2007
                                             Three Months    Three Months     Nine Months    Nine Months     (Date of
                                                Ended           Ended           Ended          Ended       Inception) to
                                               June 30,        June 30,        June 30,       June 30,        June 30,
                                                 2011            2010            2011           2010            2011
                                              ----------      ----------      ----------     ----------      ----------
REVENUE                                       $       --      $       --      $       --     $       --      $    1,434
                                              ----------      ----------      ----------     ----------      ----------
EXPENSES
  Bank charges and interest                           18              18              54             54             319
  Office expenses                                     --              --              --             --             246
  Professional fees                                1,700              --           9,900          2,260          50,346
  Transfer and filing fees                            25              --             700             --          14,297
  Travel and entertainment                            --              --              --             --           1,500
                                              ----------      ----------      ----------     ----------      ----------
                                                   1,743              18          10,654          2,314          66,708
                                              ----------      ----------      ----------     ----------      ----------

NET INCOME                                    $   (1,743)     $      (18)     $  (10,654)    $   (2,314)     $  (65,274)
                                              ==========      ==========      ==========     ==========      ==========

BASIC AND DILUTED LOSS PER SHARE              $    (0.00)     $    (0.00)     $    (0.00)    $    (0.00)
                                              ==========      ==========      ==========     ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED SHARES OUTSTANDING        8,225,000       8,225,000       8,225,000      8,225,000
                                              ==========      ==========      ==========     ==========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                     Deficit
                                                                                   Accumulated
                                      Common         Common        Additional      During the
                                      Stock          Stock          Paid-in        Development
                                      Number         Amount         Capital           Stage           Total
                                      ------         ------         -------           -----           -----
Common stock issued for cash at
 $0.001 per share, June 5, 2007      7,400,000     $    7,400      $       --      $       --       $    7,400
Common stock issued for cash at
 $0.02 per share, July 31, 2007        825,000            825          15,675              --           16,500
Net loss                                    --             --              --           1,398            1,398
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2007          8,225,000     $    8,225      $   15,675      $    1,398       $   25,298

Net loss                                                                              (37,052)         (37,052)
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2008          8,225,000     $    8,225      $   15,675      $  (35,654)      $  (11,754)

Net loss                                                                              (11,134)         (11,134)
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2009          8,225,000     $    8,225      $   15,675      $  (46,788)      $  (22,888)

Net loss                                                                               (7,832)          (7,832)
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2010          8,225,000     $    8,225      $   15,675      $  (54,620)      $  (30,720)

Net loss                                                                              (10,654)         (10,654)
                                    ----------     ----------      ----------      ----------       ----------

BALANCE, JUNE 30, 2011               8,225,000     $    8,225      $   15,675      $  (65,274)      $  (41,374)
                                    ==========     ==========      ==========      ==========       ==========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                              May 9, 2007
                                                    Three Months  Three Months     Nine Months   Nine Months   (Date of
                                                       Ended         Ended           Ended         Ended      Inception) to
                                                      June 30,      June 30,        June 30,      June 30,      June 30,
                                                        2011          2010            2011          2010          2011
                                                      --------      --------        --------      --------      --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                            $ (1,743)     $    (18)       $(10,654)     $ (2,314)     $(65,274)
  Items not involving cash:
    Adjustment to reconcile net loss to net cash used
     by operating activities:
       Accounts payable                                  1,725            --           3,900        (2,740)        5,600
                                                      --------      --------        --------      --------      --------
           Net cash used in operating activities           (18)          (18)         (6,754)       (5,054)      (59,674)
                                                      --------      --------        --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                                 --            --              --            --        23,900
  Loans from related parties                                --            --           6,700         5,000        35,900
                                                      --------      --------        --------      --------      --------
           Net cash provided by financing activities        --            --           6,700         5,000        59,800
                                                      --------      --------        --------      --------      --------
CHANGE IN CASH                                             (18)          (18)            (54)          (54)          126
CASH, BEGINNING                                            144           216             180           252            --
                                                      --------      --------        --------      --------      --------

CASH, ENDING                                          $    126      $    198        $    126      $    198      $    126
                                                      ========      ========        ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Interest                                                                          $     --      $     --      $     --
                                                                                    ========      ========      ========
  Income taxes                                                                      $     --      $     --      $     --
                                                                                    ========      ========      ========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)


2. SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

RECENTLY ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after June 30, 2011.

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

In May of 2008, FASB issued SFASB No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60". The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of these standards had no impact on our financial position or results of operations.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)


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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)


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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs"), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB's intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the first quarter of fiscal 2012 will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)


3. COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At June 30, 2011, the Company had no issued or outstanding stock options or warrants.

4. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $35,900 at June 30, 2011.

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

OVERVIEW

From inception on May 9, 2007 through June 30, 2011, we have incurred a cumulative net loss of $65,274 and to date have generated limited revenues. The Company has no third party debt and we do not have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the next twelve-month period.

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

In light of heightened competition in our current business space, we have decided to review other potential opportunities in other industry sectors, including opportunities in technology, Internet, biotechnology and the mineral resource sectors.

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

     *    Search engine advertising;

     *    Electronic customer newsletters; and

     *    Affiliate programs.

We expect to incur the following costs in the next 12 months in connection with our business operations:

                 Marketing costs                        $20,000
                 General administrative costs           $10,000
                                                        -------

                 Total                                  $30,000
                                                        =======

In addition, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $40,000.

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended June 30, 2011, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING JUNE 30, 2011

We have earned revenues in the amount of $0 during the three-month period ending June 30, 2011.

We incurred operating expenses in the amount of $1,743 being professional fees of $1,700, transfer and filing fees of $25 and the bank charges and interest of $18 for the three-month period ending June 30, 2011. We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had working capital deficit of $41,374. For three-month period ending June 30, 2011, we generated a negative operating cash flow of $1,743. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of June 30, 2011, the Company has a debt of $35,900, which are loans from related parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2011, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness identified by management relating to the (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during Company's quarter ended June 30, 2011 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are we aware of any threatened proceedings against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                             Description
------                             -----------

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

                                        WEB WIZARD, INC.


Date: August 15, 2011                   By: /s/ Ya Tang Chao
                                            ------------------------------------
                                            Ya Tang Chao
                                            Chief Executive Officer, Secretary,
                                            Treasurer, and Director
                                            (Principal Executive Officer and
                                            Principal Financial Officer )

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002