Form 10-Q/A
period 2011-06-30
Web Wizard, Inc.
filed 2011-08-29
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.


ITEM 6. EXHIBITS

Exhibit
Number                             Description
------                             -----------

31.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

101**    Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
*  Previously filed
** Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEB WIZARD, INC.


Date: August 29, 2011                   By: /s/ Ya Tang Chao
                                            ------------------------------------
                                            Ya Tang Chao
                                            Chief Executive Officer, Secretary,
                                            Treasurer, and Director
                                            (Principal Executive Officer and
                                            Principal Financial Officer )