Form 10-K
period 2011-09-30
Web Wizard, Inc.
filed 2011-12-15
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2011

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-33968

                                 WEB WIZARD INC.
                 (Name of small business issuer in its charter)

           Nevada                                                Applied For
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                             No. 8 Lane 15 Gang Yang
                            Xi Cunhuicheng, Xin Hui,
                              Jiang Men City, China
                    (Address of principal executive offices)

                                 +7-3952-681-877
                            Issuer's telephone number

       Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange on which
to be so registered                               each class is to be registered
-------------------                               ------------------------------
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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid price of our common equity as of December 15, 2011 was: $8,636,250.

The number of shares of the issuer's common stock issued and outstanding as of December 15, 2011 was 8,225,000.

Documents Incorporated By Reference: None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
ITEM 1:      DESCRIPTION OF BUSINESS                                           3
ITEM 1A:     RISK FACTORS                                                      6
ITEM 2:      DESCRIPTION OF PROPERTY                                          10
ITEM 3:      LEGAL PROCEEDINGS                                                10
ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10
PART II
ITEM 5:      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             ISSUER PURCHASES OF EQUITY SECURITIES                            10
ITEM 6:      SELECTED FINANCIAL DATA                                          11
ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION                                         11
ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13
ITEM 8:      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      14
ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURES                                        25
ITEM 9(T)A:  CONTROLS AND PROCEDURES                                          25
ITME 9B:     OTHER INFORMATION                                                26
PART III

ITEM 10:     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE            26
ITEM 11:     EXECUTIVE COMPENSATION                                           27
ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS                                  28
ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
             DIRECTOR INDEPENDENCE                                            28
ITEM 14:     PRINCIPAL ACCOUNTANT FEES AND SERVICES                           28
PART IV
ITEM 15:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          29

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

Selling Additional Services and Products to Existing Customers. As of September 30, 2011, we had only one client. As customers build their Internet presence, we believe that we can demonstrate the value of the additional premium services and products we offer, which can increase our average revenue per customer and improve our revenue growth. For example, we can provide paid search and e-commerce capabilities to our current customers' Websites, enabling additional sources of revenue for them while also contributing to a measurable return on their investment.

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

WE  FACE  INTENSE  AND  GROWING  COMPETITION.   IF  WE  ARE  UNABLE  TO  COMPETE
SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

The market for our Web services and products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of company types, including:

     *    Website design and development service and software companies;
     *    Internet service providers and application service providers;
     *    Internet search engine providers;
     *    Local business directory providers; and
     *    Website domain name providers and hosting companies.

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

While at September 30, 2011 we had cash on hand of $108, unless we obtain additional funding, we expect that we will not be able to continue operations. We anticipate that additional funding will be needed for general administrative expenses and marketing costs.

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

WE HAVE COMMENCED LIMITED BUSINESS OPERATIONS, AND THEREFORE WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on May 9, 2007 and to date have been involved primarily in organizational activities. We have earned limited revenues in the amount of $1,434 since inception and have total income of $(75,072) from our incorporation to September 30, 2011.

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

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on June 9, 2008. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of September 30 2011, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the OTC Bulletin Board reflect  inter-dealer  prices,  without
retail   mark-up,   mark-down  or  commission  and  may  not  represent   actual
transactions.

HOLDERS

We had 25 shareholders of record as at the date of this annual report.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 15, 2011, we have no compensation plans under which our equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

STOCK OPTION GRANTS

To date, we have not granted any stock options.

REGISTRATION RIGHTS

None.

ITEM 6: SELECTED FINANCIAL DATA

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
     *    Electronic customer newsletters; and
     *    Affiliate programs.

We expect to incur the following costs in the next 12 months in connection with our business operations:

                 Marketing costs:                       $20,000
                 General administrative costs:          $10,000
                                                        -------
                 Total:                                 $30,000
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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

We did not earn any revenues during the fiscal year ended September 30, 2011. We have not fully implemented our sales and marketing strategy for our web services and products and can therefore provide no assurance that our business model and plan is economically feasible.

We incurred operating expenses in the amount of $20,452 for the year ended September 30, 2011. These operating expenses were comprised of banking charges of $72, professional fees of $19,600, filing and transfer agent fees of $780.

Our net loss in fiscal 2011 of $20,452 was higher than fiscal 2010 of $7,832 primarily due to an increase in filing and transfer agent fees of $780 (2010 - $400) and an increase in professional fees $19,600 in 2011 as compared to $7,360 in 2010.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Web Wizard, Inc.

I have audited the accompanying balance sheet of Web Wizard, Inc. (A Development Stage Company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from May 9, 2007 (inception), to September 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Web Wizard, Inc., (A Development Stage Company) as of September 30, 2011 and 2010, and the results of its operations and cash flows for the years then ended and from May 9, 2007 (inception), to September 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart, CPA
-----------------------------------
Seattle, Washington
November 30, 2011

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 September 30,      September 30,
                                                                     2011               2010
                                                                   --------           --------
ASSETS

CURRENT
  Cash                                                             $    108           $    180
                                                                   --------           --------

TOTAL ASSETS                                                       $    108           $    180
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities                         $  5,600           $  1,700
  Loans from related parties                                         45,680             29,200
                                                                   --------           --------

    Total current liabilities                                        51,280             30,900
                                                                   --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
     75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
     8,225,000 common shares                                          8,225              8,225
  Additional paid-in capital                                         15,675             15,675
  Deficit accumulated during the development stage                  (75,072)           (54,620)
                                                                   --------           --------

    Total stockholders' equity                                      (51,172)           (30,720)
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    108           $    180
                                                                   ========           ========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                May 9, 2007
                                                                                                 (Date of
                                                      Year Ended           Year Ended          Inception) to
                                                     September 30,        September 30,        September 30,
                                                         2011                 2010                 2011
                                                      ----------           ----------           ----------
REVENUE                                               $       --           $       --           $    1,434

EXPENSES
  Bank charges and interest                                   72                   72                  337
  Office expenses                                             --                   --                  246
  Professional fees                                       19,600                7,360               60,046
  Transfer and filing fees                                   780                  400               14,377
  Travel and entertainment                                    --                   --                1,500
                                                      ----------           ----------           ----------
                                                          20,452                7,832               76,506
                                                      ----------           ----------           ----------

NET INCOME                                            $  (20,452)          $   (7,832)          $  (75,072)
                                                      ==========           ==========           ==========

BASIC AND DILUTED LOSS PER SHARE                      $    (0.00)          $    (0.00)
                                                      ==========           ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                                     8,225,000            8,225,000
                                                      ==========           ==========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                      Common         Common        Additional      During the
                                      Stock          Stock          Paid-in        Development
                                      Number         Amount         Capital           Stage           Total
                                      ------         ------         -------           -----           -----
Common stock issued for cash at
 $0.001 per share, June 5, 2007      7,400,000     $    7,400      $       --      $       --       $    7,400

Common stock issued for cash at
 $0.02 per share, July 31, 2007        825,000            825          15,675              --           16,500

Net loss                                    --             --              --           1,398            1,398
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2007          8,225,000     $    8,225      $   15,675      $    1,398       $   25,298

Net loss                                                                              (37,052)         (37,052)
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2008          8,225,000     $    8,225      $   15,675      $  (35,654)      $  (11,754)

Net loss                                                                              (11,134)         (11,134)
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2009          8,225,000     $    8,225      $   15,675      $  (46,788)      $  (22,888)

Net loss                                                                               (7,832)          (7,832)
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2010          8,225,000     $    8,225      $   15,675      $  (54,620)      $  (30,720)

Net loss                                                                              (20,452)         (20,452)
                                    ----------     ----------      ----------      ----------       ----------

BALANCE, SEPTEMBER 30, 2011          8,225,000     $    8,225      $   15,675      $  (75,072)      $  (51,172)
                                    ==========     ==========      ==========      ==========       ==========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                            May 9, 2007
                                                                                             (Date of
                                                      Year Ended         Year Ended        Inception) to
                                                     September 30,      September 30,      September 30,
                                                         2011               2010               2011
                                                       --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                             $(20,452)          $ (7,832)          $(75,072)
  Items not involving cash:
  Adjustment to reconcile net loss to net cash
   used by operating activities:
     Accounts payable                                     3,900             (2,740)             5,600
                                                       --------           --------           --------
          Net cash used in operating activities         (16,552)            (5,054)           (69,472)
                                                       --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                                  --                 --             23,900
  Loans from related parties                             16,480              5,000             45,680
                                                       --------           --------           --------
          Net cash provided by financing activities      16,480              5,000             69,580
                                                       --------           --------           --------

CHANGE IN CASH                                              (72)               (54)               108

CASH, BEGINNING                                             180                252                 --
                                                       --------           --------           --------

CASH, ENDING                                           $    108           $    198           $    108
                                                       ========           ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Interest                                             $     --           $     --           $     --
                                                       ========           ========           ========
  Income taxes                                         $     --           $     --           $     --
                                                       ========           ========           ========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
--------------------------------------------------------------------------------

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
--------------------------------------------------------------------------------

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

Basic and Diluted Loss Per Share

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
--------------------------------------------------------------------------------

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
--------------------------------------------------------------------------------

2. SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

Recently Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2011.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
--------------------------------------------------------------------------------

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
--------------------------------------------------------------------------------

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

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 - Receivable - Loans and Debt Securities Acquired with Deteriorated Credit Quality ("Subtopic 310-30"). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables--Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

3. COMMON STOCK

In June 2007, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 825,000 shares of common stock, for total proceeds of $16,500.

At September 30, 2011, the Company had no issued or outstanding stock options or warrants.

4. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $45,680 at September 30, 2011.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011. They concluded that our disclosure controls and procedures could not be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)). Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2011 and communicated the matters to our management.

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

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                                                            Served as a Director
Name              Age     Position with Registrant           or Officer Since
----              ---     ------------------------           ----------------

Ya Tang Chao      38      President, C.E.O,                     May 9, 2007
                          Secretary, Principal Financial
                          Officer, Treasurer and
                          Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Mr. Chao has acted as our President, CEO, Secretary, Treasurer, Principal Financial Officer and Director since our incorporation on May 9, 2007. Since 2000, Mr. Chao has worked as an IT consultant to HSBC's Group Development Center, the Bank's information technology arm focused on developing Web applications for the bank's online banking operations. From 1996 until 1999, Mr. Chao was a software engineer with IPACS, a Singapore-based IT outsourcing company with operations in Shanghai, China. At IPACS, Mr. Chao helped developed software applications and platforms for brokerage houses and banks based in Shanghai. Mr. Chao graduated with a Bachelor's Degree in Computer Science from China National Textile University in 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2011 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                   Number       Transactions      Known Failures
                                   of late       Not Timely        To File a
Name and principal position        Reports        Reported        Required Form
---------------------------        -------        --------        -------------

Ya Tang Chao                         0               0                 0
(President, Chief Executive
Officer, Treasurer, Secretary,
Principal Financial Officer
and Director)

ITEM 11: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2011.

                                    Annual Compensation                       Long Term Compensation
                          ------------------------------------   --------------------------------------------------
                                                                 Restricted
                                                  Other Annual     Stock      Options/     LTIP         All Other
Name (1)    Title         Year   Salary   Bonus   Compensation    Awarded     SARs (#)   payouts ($)   Compensation
--------    -----         ----   ------   -----   ------------    -------     --------   -----------   ------------
Ya Tang     President,    2011    $  0      0          0             0           0           0              0
Chao        Chief         2010    $  0      0          0             0           0           0              0
            Executive     2009    $  0      0          0             0           0           0              0
            Officer,      2008    $  0      0          0             0           0           0              0
            Treasurer,    2007    $  0      0          0             0           0           0              0
            Secretary
            Principal
            Financial
            Officer
            and
            Director

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by our officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                           Amount of
    Title                                                 Beneficial    Percent
  of Class        Name and Address of Beneficial Owner     Ownership    of Class
  --------        ------------------------------------     ---------    --------

COMMON STOCK      Ya Tang Chao                             5,000,000     60.79%
                  President, Chief Executive Officer,
                  Treasurer, Secretary, Principal
                  Financial Officer and Director
                  No. 8 Lane 15 Gang Yang
                  Xin ChunHuicheng, Xin Hui,
                  Jiang Men City, China

COMMON STOCK      All officers and directors               5,000,000     60.79%
                  as a group (one person)

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     *    Any of our directors or officers;
     *    Any person proposed as a nominee for election as a director;
     * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     * Any member of the immediate family of any of the foregoing persons who has the same house as such person.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, George Stewart, CPA, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                          Fiscal year ended        Fiscal year ended
                          September 30, 2011       September 30, 2010
                          ------------------       ------------------

     Audit fees                $8,400                   $8,400
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

----------
* filed as an exhibit to our registration statement on Form SB-2 dated January 11, 2008

REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the last quarter of fiscal 2011.

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

Web Wizard Inc.


By /s/ Ya Tang Chao
   ----------------------------------------------------------------------------
   Ya Tang Chao
   President, CEO, Treasurer, Secretary, Principal Financial Officer & Director
   Date: December 15, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Ya Tang Chao
   ----------------------------------------------------------------------------
   Ya Tang Chao
   President, CEO, Treasurer, Secretary, Principal Financial Officer & Director
   Date: December 15, 2011