Form 10-Q
period 2011-12-31
Web Wizard, Inc.
filed 2012-02-13
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2011

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

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5 (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 8,225,000 outstanding shares of common stock outstanding as of February 13, 2012.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................    3

     Item 2.  Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation ....................................   15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..   18

     Item 4.  Controls And Procedures .....................................   18

PART II - OTHER INFORMATION ...............................................   19

     Item 1.  Legal Proceedings ...........................................   19

     Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds..   19

     Item 3.  Defaults Upon Senior Securities .............................   19

     Item 4.  [Removed and Reserved] ......................................   19

     Item 5.  Other Information ...........................................   19

     Item 6.  Exhibits ....................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

BALANCE SHEETS.............................................................    4

STATEMENTS OF OPERATIONS ..................................................    5

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) ...............................    6

STATEMENTS OF CASH FLOWS ..................................................    7

NOTES TO THE FINANCIAL STATEMENTS .........................................    8

WEB WIZARD, INC.
(A Development Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  December 31,      September 30,
                                                                     2011               2011
                                                                   --------           --------
                                                                  (Unaudited)         (Audited)
ASSETS

CURRENT
  Cash                                                             $     90           $    108
                                                                   --------           --------

TOTAL ASSETS                                                       $     90           $    108
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities                         $ 11,190           $  5,600
  Loans from related parties                                         48,080             45,680
                                                                   --------           --------

      Total current liabilities                                      59,270             51,280
                                                                   --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 3)
    Authorized:
     75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
     8,225,000 common shares                                          8,225              8,225
  Additional paid-in capital                                         15,675             15,675
  Deficit accumulated during the development stage                  (83,080)           (75,072)
                                                                   --------           --------

      Total stockholders' equity                                    (59,180)           (51,172)
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $     90           $    108
                                                                   ========           ========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            May 9, 2007
                                                  Three Months         Three Months          (Date of
                                                     Ended                Ended            Inception) to
                                                  December 31,         December 31,         December 31,
                                                      2011                 2010                 2011
                                                   ----------           ----------           ----------
REVENUE                                            $       --           $       --           $    1,434

EXPENSES
  Bank charges and interest                                18                   18                  355
  Office expenses                                          --                   --                  246
  Professional fees                                     3,300                5,000               63,346
  Transfer and filing fees                              4,690                   --               19,067
  Travel and entertainment                                 --                   --                1,500
                                                   ----------           ----------           ----------
                                                        8,008                5,018               84,514
                                                   ----------           ----------           ----------

NET INCOME                                         $   (8,008)          $   (5,018)          $  (83,080)
                                                   ==========           ==========           ==========

BASIC AND DILUTED LOSS PER SHARE                   $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC AND DILUTED SHARES OUTSTANDING                8,225,000            8,225,000
                                                   ==========           ==========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                      Common         Common        Additional      During the
                                      Stock          Stock          Paid-in        Development
                                      Number         Amount         Capital           Stage           Total
                                      ------         ------         -------           -----           -----
Common stock issued for cash at
 $0.001 per share, June 5, 2007      7,400,000     $    7,400      $       --      $       --       $    7,400

Common stock issued for cash at
 $0.02 per share, July 31, 2007        825,000            825          15,675              --           16,500

Net loss                                    --             --              --           1,398            1,398
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2007          8,225,000     $    8,225      $   15,675      $    1,398       $   25,298

Net loss                                                                              (37,052)         (37,052)
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2008          8,225,000     $    8,225      $   15,675      $  (35,654)      $  (11,754)

Net loss                                                                              (11,134)         (11,134)
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2009          8,225,000     $    8,225      $   15,675      $  (46,788)      $  (22,888)

Net loss                                                                               (7,832)          (7,832)
                                    ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2010          8,225,000     $    8,225      $   15,675      $  (54,620)      $  (30,720)

Net loss                                                                              (20,452)         (20,452)
                                    ----------     ----------      ----------      ----------       ----------

Balance, September 30, 2011          8,225,000     $    8,225      $   15,675      $  (75,072)      $  (51,172)

Net loss                                                                               (8,008)          (8,008)
                                    ----------     ----------      ----------      ----------       ----------

Balance, December 31, 2011           8,225,000     $    8,225      $   15,675      $  (83,080)      $  (59,180)
                                    ==========     ==========      ==========      ==========       ==========

    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                                             May 9, 2007
                                                       Three Months       Three Months        (Date of
                                                          Ended              Ended          Inception) to
                                                       December 31,       December 31,       December 31,
                                                           2011               2010               2011
                                                         --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                               $ (8,008)          $ (5,018)          $(83,080)
  Items not involving cash:
    Adjustment to reconcile net loss to net
     cash used by operating activities:
       Accounts payable                                     5,590              1,500             11,190
                                                         --------           --------           --------
          Net cash used in operating activities            (2,418)            (3,518)           (71,890)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                                    --                 --             23,900
  Loans from related parties                                2,400              3,500             48,080
                                                         --------           --------           --------
          Net cash provided by financing activities         2,400              3,500             71,980
                                                         --------           --------           --------

CHANGE IN CASH                                                (18)               (18)                90

CASH, BEGINNING                                               108                180                 --
                                                         --------           --------           --------

CASH, ENDING                                             $     90           $    162           $     90
                                                         ========           ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========

  Income taxes                                           $     --           $     --           $     --
                                                         ========           ========           ========


    The accompanying notes are an integral part of these financial statements

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

RECENTLY ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after December 31, 2011.

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

At December 31, 2011, the Company had no issued or outstanding stock options or warrants.

4. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed $2,000 interest-free, payable on demand. The balance due to the Company`s director was $48,080 at December 31, 2011.

WEB WIZARD, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

5. SUBSEQUENT EVENT

On January 27, 2012, the company entered into three separate agreements regarding the acquisition of certain assets related to providing psychic consultation services under the trade name "Psychic Friends Network". The agreements contemplate an acquisition of such assets, along with a concurrent financing.

The asset purchase agreement entered into by the company and PFN Holdings specifies that the company will acquire a number of assets related to providing psychic consultation services under the trade name "Psychic Friends Network" in exchange for 50,600,000 shares of common stock, following a 10 for 1 split currently issued common stock. In conjunction with this acquisition, the company's sole director and officer Ya Tang Chao will cancel 50,000,000 post-split shares of its common stock. This agreement is subject to a number of conditions to closing, including:

     *    Completion of audited financial statements of PFN Holdings;
     * Completion of a 10 to 1 forward split of the company's issued, outstanding and authorized common shares;
     *    Completion of a name change to Psychic Friends Network Inc.;
     *    Cancellation of 50,000,000 shares by Ya Tang Chao;
     *    Closing of a financing of at least $245,000; and
     *    Securing an additional $500,000 in financing post-closing.

In conjunction with the asset purchase agreement, the company also entered into a financing agreement with Right Power Services Ltd., a British Virgin Islands Company. Pursuant to the agreement, Right Power has agreed to provide the company with a total of $745,000 in financing. $245,000 of the financing is to be provided to the company prior to the closing of the asset purchase agreement at a price of $0.75 per post-split share. An additional $500,000 is to be provided within 90 days of the closing at a price which is the higher of $0.75 per share or 90% of the average of the closing prices of the company's common stock for ten trading immediately preceding the date of the investment. If the company is not able to close on any of the $500,000 post-closing financing, PFN Holdings will receive an additional 70,000,000 shares of its common stock. If the company is able to close on only $250,000 of the post-closing financing, PFN Holdings will receive an additional 40,000,000 shares of common stock.

The company is also a party to a convertible debenture agreement in the amount of $5,000 entered into on January 27, 2012. The convertible debenture is a loan from Right Power to PFN Holdings. Upon closing of the asset acquisition agreement between the company and PFN Holdings, the convertible debenture will convert into post-split shares of the company's common stock at $0.75 per share, for a total of 6,667 shares. If the transaction does not close, the loan remains as a liability of PFN Holdings.

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

OVERVIEW

From inception on May 9, 2007 through December 31, 2011, we have incurred a cumulative net loss of $83,080 and to date have generated limited revenues. The Company has no third party debt and we do not have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the next twelve-month period.

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

Subsequent to the quarter ended December 31, 2011, the company entered into three separate agreements on January 27, 2012 regarding the acquisition of certain assets related to providing psychic consultation services under the trade name "Psychic Friends Network". The agreements contemplate an acquisition of such assets, along with a concurrent financing.

The asset purchase agreement entered into by the company and PFN Holdings specifies that the company will acquire a number of assets related to providing psychic consultation services under the trade name "Psychic Friends Network" in exchange for 50,600,000 shares of common stock, following a 10 for 1 split currently issued common stock. In conjunction with this acquisition, the company's sole director and officer Ya Tang Chao will cancel 50,000,000 post-split shares of its common stock. This agreement is subject to a number of conditions to closing, including:

     *    Completion of audited financial statements of PFN Holdings;
     * Completion of a 10 to 1 forward split of the company's issued, outstanding and authorized common shares;
     *    Completion of a name change to Psychic Friends Network Inc.;
     *    Cancellation of 50,000,000 shares by Ya Tang Chao;
     *    Closing of a financing of at least $245,000; and
     *    Securing an additional $500,000 in financing post-closing.

In conjunction with the asset purchase agreement, the company also entered into a financing agreement with Right Power Services Ltd., a British Virgin Islands Company. Pursuant to the agreement, Right Power has agreed to provide the company with a total of $745,000 in financing. $245,000 of the financing is to be provided to the company prior to the closing of the asset purchase agreement at a price of $0.75 per post-split share. An additional $500,000 is to be provided within 90 days of the closing at a price which is the higher of $0.75 per share or 90% of the average of the closing prices of the company's common stock for ten trading immediately preceding the date of the investment. If the company is not able to close on any of the $500,000 post-closing financing, PFN Holdings will receive an additional 70,000,000 shares of its common stock. If the company is able to close on only $250,000 of the post-closing financing, PFN Holdings will receive an additional 40,000,000 shares of common stock.

The company is also a party to a convertible debenture agreement in the amount of $5,000 entered into on January 27, 2012. The convertible debenture is a loan from Right Power to PFN Holdings. Upon closing of the asset acquisition agreement between the company and PFN Holdings, the convertible debenture will convert into post-split shares of the company's common stock at $0.75 per share, for a total of 6,667 shares. If the transaction does not close, the loan remains as a liability of PFN Holdings.

PLAN OF OPERATION

We have recently changed our business focus to securing an acquisition of assets or a business combination with an operating business. On January 27, 2012 we entered into a number of agreements, described above, for the acquisition of various assets for the operation of a psychic advice business under the trade name of the Psychic Friends Network. Our operations will focus on the closing of the above agreements and acquiring the assets of PFN Holdings. The acquisition of assets from PFN holdings is contingent on a number of pre-conditions, some of which are described above. As such, we cannot provide any guarantee that we will be able to close the above agreements and acquire said assets. We anticipate that our costs to do so will be as follows:

                 Legal and Accounting Costs             $30,000
                 General administrative costs:          $ 5,000
                                                        -------
                 Total:                                 $35,000
                                                        =======

If we are able to close on the acquisition of the Psychic Friends Network assets and begin operations of our new business, we anticipate a significant increase in our expenses. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our sole officer and director, Ya Tang Chao. From our inception through the period ended December 31, 2011, we have principally relied on the services of our Mr. Chao. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING DECEMBER 31, 2011

We have earned revenues in the amount of $0 during the three-month period ending December 31, 2011.

We incurred operating expenses in the amount of $8,008 being professional fees of $3,300, transfer and filing fees of $4,690 and the bank charges and interest of $18 for the three-month period ending December 31, 2011. We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had working capital deficit of $59,180. For three-month period ending December 31, 2011, we generated a negative operating cash flow of $2,418. Since inception, we have been financed through two private placements of our common stock for total proceeds of $23,900. As of December 31, 2011, the Company has a debt of $48,080, which are loans from related parties.

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

CRITICAL ACCOUNTING POLICIES

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

BASIC AND DILUTED LOSS PER SHARE

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011, we had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to a material weakness identified by management relating to the (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are we aware of any threatened proceedings against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                            Description
------                            -----------

10.1 Asset Purchase Agreement, dated January 27, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2012).

10.2 Financing Agreement, dated January 27, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2012).

10.3 Convertible Debenture Agreement, dated January 27, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 1,
         2012).

31.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

101*     Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEB WIZARD, INC.


Date: February 13, 2012                 By: /s/ Ya Tang Chao
                                            ------------------------------------
                                            Ya Tang Chao
                                            Chief Executive Officer, Secretary,
                                            Treasurer, and Director
                                            (Principal Executive Officer and
                                            Principal Financial Officer )