Form 10-Q
period 2012-03-31
Psychic Friends Network Inc.
filed 2012-05-21
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number: 001-33968


                          PSYCHIC FRIENDS NETWORK, INC.
                          (A Development Stage Company)

          Nevada                                                  45-4928294
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

           2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722 (Address of principal executive offices, including zip code)

                                 (702) 608-7360
                (Issuer's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 82,272,174 outstanding shares of common stock outstanding as of March 31, 2012.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................   3

     Item 2.  Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation ....................................  13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  21

     Item 4.  Controls And Procedures .....................................  21

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................  22

     Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds..  22

     Item 3.  Defaults Upon Senior Securities .............................  22

     Item 4.  Mine Safety Disclosures .....................................  22

     Item 5.  Other Information ...........................................  22

     Item 6.  Exhibits ....................................................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

BALANCE SHEETS.............................................................   4

STATEMENTS OF OPERATIONS ..................................................   5

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) ...............................   6

STATEMENTS OF CASH FLOWS ..................................................   7

NOTES TO THE FINANCIAL STATEMENTS .........................................   8

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                             March 31,          September 30,
                                                                               2012                 2011
                                                                            ----------           ----------
                                                                           (Unaudited)           (Audited)
ASSETS

Current assets
  Cash                                                                      $  249,387           $      108
  Other current assets                                                           2,750                   --
                                                                            ----------           ----------

      Total current assets                                                  $  252,137           $      108
                                                                            ==========           ==========
LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                  $    4,559           $    5,600
  Loans from related parties                                                       400               45,680
                                                                            ----------           ----------
      Total current liabilities                                                  4,959               51,280
                                                                            ----------           ----------

      Total liabilities                                                          4,959               51,280

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   83,223,334 and 82,250,000 issued and outstanding at
   March 31, 2012 and September 30, 2011, respectively                          83,217               82,250
  Additional paid-in capital                                                   278,687              (58,350)
  Deficit accumulated during the development stage                            (114,726)             (75,072)
                                                                            ----------           ----------
      Total stockholders' deficit                                              247,178              (51,172)
                                                                            ----------           ----------

      Total liabilities and stockholders' equity (deficit)                  $  252,137           $      108
                                                                            ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                         (An Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                           From inception
                                          Three months ended                   Six months ended            (May 9, 2007)
                                  --------------------------------    ---------------------------------       through
                                  March 31, 2012    March 31, 2011    March 31, 2012     March 31, 2011    March 31, 2012
                                  --------------    --------------    --------------     --------------    --------------
REVENUE                            $         --      $         --      $         --       $         --      $      1,434

OPERATING EXPENSES
  Bank charges and interest                  50                18                68                 36               405
  Office expenses                            --                --                --                 --               246
  Professional fees                      29,396             3,200            32,696              8,200            92,742
  Transfer and filing fees                2,200               675             6,890                675            21,267
  Travel and entertainment                   --                --                --                 --             1,500
                                   ------------      ------------      ------------       ------------      ------------
      Total Operating Expenses           31,646             3,893            39,654              8,911           116,160
                                   ------------      ------------      ------------       ------------      ------------

NET LOSS FROM OPERATIONS                (31,646)           (3,893)          (39,654)            (8,911)         (114,726)

OTHER (INCOME) EXPENSE                       --                --                --                 --                --
                                   ------------      ------------      ------------       ------------      ------------

NET LOSS BEFORE INCOME TAXES            (31,646)           (3,893)          (39,654)            (8,911)         (114,726)

PROVISION FOR INCOME TAXES                   --                --                --                 --                --
                                   ------------      ------------      ------------       ------------      ------------

NET LOSS FOR THE PERIOD            $    (31,646)     $     (3,893)     $    (39,654)      $     (8,911)     $   (114,726)
                                   ============      ============      ============       ============      ============
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE                  $      (0.00)     $      (0.00)     $      (0.00)      $      (0.00)
                                   ============      ============      ============       ============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                    82,921,450        82,250,000        82,587,559         82,250,000
                                   ============      ============      ============       ============


   The accompanying notes are an integral part of these financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                         (An Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                From Inception May 9, 2007 through March 31, 2012

                                                                                       Accumulated
                                                                                         Deficit
                                                     Common Stock         Additional    During the
                                                 ---------------------      Paid-in    Development      Total
                                                 Issued         Amount      Capital       Stage         Equity
                                                 ------         ------      -------       -----         ------
Balance at inception - May 9, 2007                     --      $    --     $     --     $      --      $     --

Shares issued for cash - June 5, 2007
 at $0.001 per share                           74,000,000       74,000      (66,600)           --         7,400

Shares issued for cash - July 31, 2007
 at $0.02 per share                             8,250,000        8,250        8,250            --        16,500

Net (loss) for period from inception on
 May 9, 2007 to September 31, 2007                     --           --           --         1,398         1,398
                                               ----------      -------     --------     ---------      --------
Balance, September 31, 2007                    82,250,000       82,250      (58,350)        1,398        25,298

Net (loss) for the year ended
 September 31, 2008                                    --           --           --       (37,052)      (37,052)
                                               ----------      -------     --------     ---------      --------
Balance, September 31, 2008                    82,250,000       82,250      (58,350)      (35,654)      (11,754)

Net (loss) for the year ended
 September 31, 2009                                    --           --           --       (11,134)      (11,134)
                                               ----------      -------     --------     ---------      --------
Balance, September 31, 2009                    82,250,000       82,250      (58,350)      (46,788)      (22,888)

Net (loss) for the year ended
 September 31, 2010                                    --           --           --        (7,832)       (7,832)
                                               ----------      -------     --------     ---------      --------
Balance, September 31, 2010                    82,250,000       82,250      (58,350)      (54,620)      (30,720)

Net (loss) for the year ended
 September 31, 2011                                    --           --           --       (20,452)      (20,452)
                                               ----------      -------     --------     ---------      --------
Balance, September 31, 2011                    82,250,000       82,250      (58,350)      (75,072)      (51,172)

Net loss for the quarter ended
 December 31, 2011                                     --           --           --        (8,008)       (8,008)
                                               ----------      -------     --------     ---------      --------
Balance, December 31, 2011                     82,250,000       82,250      (58,350)      (83,080)      (59,180)

Shares issued for cash - January 27, 2012
 at $0.75                                         333,334          327      249,673            --       250,000

Shares issued for asset purchase agreement
 - January 27, 2012 at $.001                      600,000          600       57,403            --        58,003

Shares issued for debt conversion
 - February, 9, 2012 at $0.75                      40,000           40       29,960            --        30,000

Net loss for the quarter ended
 March 31, 2012                                        --           --           --       (31,646)      (31,646)
                                               ----------      -------     --------     ---------      --------
Balance, March 31, 2012                        83,223,334      $83,217     $278,687     $(114,726)     $247,178
                                               ==========      =======     ========     =========      ========

   The accompanying notes are an integral part of these financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                         (An Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       From inception
                                                                          Six months ended             (May 9, 2007)
                                                                 ---------------------------------        through
                                                                 March 31, 2012     March 31, 2011     March 31, 2012
                                                                 --------------     --------------     --------------
OPERATING ACTIVITIES
  Net loss                                                         $ (39,654)          $  (8,911)         $(114,726)
  Adjustments to reconcile net loss from operations:
  Change in operating assets and liabilities:
    Increase (decrease) in accounts payable and accrued expense       (1,040)              2,175              4,560
                                                                   ---------           ---------          ---------
      Net cash used in operating activities                          (40,694)             (6,736)          (110,166)
                                                                   ---------           ---------          ---------

INVESTING ACTIVITIES                                                      --                  --                 --
                                                                   ---------           ---------          ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                             280,000               6,700            303,900
  Advances from related parties                                        9,973                  --             55,653
                                                                   ---------           ---------          ---------
      Net cash provided by financing activities                      289,973               6,700            359,553
                                                                   ---------           ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            249,279                 (36)           249,387

CASH AND CASH EQUIVALENTS
 -BEGINNING OF PERIOD                                                    108                 252                 --
                                                                   ---------           ---------          ---------
CASH AND CASH EQUIVALENTS
 -END OF PERIOD                                                    $ 249,387           $     216          $ 249,387
                                                                   =========           =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                           $      --           $      --          $      --
                                                                   =========           =========          =========
  Cash paid for taxes                                              $      --           $      --          $      --
                                                                   =========           =========          =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Liabilities relieved for asset purchase agreement                $  58,003           $      --          $  58,003
                                                                   =========           =========          =========
  Liabilities assumed for asset purchase agreement                 $     400           $      --          $     400
                                                                   =========           =========          =========

   The accompanying notes are an integral part of these financial statements.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Psychic Friends Network, Inc. (PFNI.BB) ("the Company") was incorporated in the State of Nevada on May 9, 2007 under the name "Web Wizard, Inc.". On January 30, 2012 the Company's board passed a motion to change the corporate name to "Psychic Friends Network, Inc." pursuant to an asset purchase agreement executed on January 27, 2012. As part of this agreement ("the Asset Purchase"), all of the assets of PFN Holdings were purchased. These assets are an integral part of the Company's business development and ultimately the realization of the Company's anticipated cash flows.

The Company is in the business of website development. Our website is www.psychicfriendsnetwork.com. We were originally incorporated and operated with an aim to providing web services and products that enable small and medium-sized businesses to establish, maintain, promote and optimize their Internet presence. We commenced business operations by selling a Web design solutions package to a restaurant located in Canada.

BASIS OF PRESENTATION

The  Company  is  considered  to be a  development  stage  company  and  has not
generated  significant  revenues  from  operations.   There  is  no  bankruptcy,
receivership, or similar proceedings against our company.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of March 31, 2012 are derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended September 30, 2011 and 2010. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the years ended September 30, 2011 and 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six month periods ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of March 31, 2012, the Company has accumulated losses from inception (May 9, 2007) of $114,726. Likewise, net cash used in operations from inception (May 9, 2007) through March 31, 2012 is $110,166. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, is equal to fair value due to their short-term to maturity. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

PER SHARE DATA

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

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company's interim financial statements.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

On January 25, 2012, PFN Holdings issued a promissory note for $5,000 to a third party. The note bears no interest and is unsecured. The principle amount of the note, and all accrued interest is due and payable to PFN Holdings on or before January 25, 2014 unless, in connection with the Asset Purchase Agreement, the full amount is converted into Company common shares at $0.75 per share. No beneficial conversion feature resulted from the issuance of the note payable. In connection with the asset purchase agreement, on January 27, 2012, the note was fully converted to shares of the Company's common stock and PFN Holdings transferred the $5,000 to the Company.

NOTE 4 - COMMON STOCK & EQUITY

In connection with the asset purchase agreement, as summarized in Note 1, on February 7, 2012, our board of directors approved to effect a name change from Web Wizard, Inc. to Psychic Friends Network Inc.

In addition to the name change, our board of directors approved a ten (10) new for one (1) old forward stock split of our authorized and issued and outstanding shares of common stock. Upon effect of the forward stock split, our authorized capital was increased from 75,000,000 to 750,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock was increased from 8,225,000 to 82,250,000 shares of common stock as of September 30, 2011, all with a par value of $0.001.

COMMON STOCK ISSUED

In June 2007, the Company issued 74,000,000 post-split shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 8,250,000 post-split shares of common stock at a price of $0.001 per share, for total proceeds of $16,500.

In February 2012, the Company issued 40,000 post-split shares of common stock at a price of $0.75 per share, for total proceeds of $30,000.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)

NOTE 4 - COMMON STOCK & EQUITY - (CONTINUED)

COMMON STOCK ISSUED (CONTINUED)

In January 2012, the Company authorized the issuance of 6,667 post-split shares of common stock at a price of $0.75 per share, for total proceeds of $5,000 in connection with convertible notes payable (see Note 3).

In January 2012, the Company authorized the issuance of 326,667 post-split shares of common stock at a price of $0.75 per share, for total proceeds of $245,000.

ASSET PURCHASE AGREEMENT

Pursuant to the "Asset Purchase Agreement" (Note 1), on January 27, 2012 the Company issued 50,600,000 post-split shares of common stock for the purchase of intangible assets with a fair value of $-0- from PFN Holdings. In connection with the issuance of stock, the majority shareholder of the Company agreed to forgive $58,403 in related party advances and cancel 50,000,000 post-split shares of common stock held by the shareholder. The value of the liabilities assumed was reduced to $58,003 through the assumption of $400 of liabilities of PFN Holdings by the Company. The Company has presented the common stock issued in this transaction on a net basis on the statement of stockholders' deficit.

As the assets purchased had a fair value of $-0- on the date of the transaction, the value of the shares issued was based on the net value of the liabilities extinguished of $58,003, which was recorded as additional paid-in capital due to the fact that the liabilities were with a related party. Of the $58,003 of net liabilities forgiven in the transaction, the shareholder agreed to pay $2,750 at a later date, which amount has been recorded as a receivable at March 31, 2012.

OPTIONS AND WARRANTS

At March 31, 2012, the Company had no issued or outstanding stock options or warrants.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed amounts from time to time which are interest-free, payable on demand. During the six months ended March 31, 2012, advances of $9,973 were made pursuant to this agreement. According to the terms of the "Asset Purchase Agreement" with PFN Holdings (Note 4 & 6), all related party advances were fully repaid as of March 31, 2012.

NOTE 6 - SUBSEQUENT EVENT

The asset purchase agreement entered into by the company and PFN Holdings specifies that the company will acquire a number of assets related to providing psychic consultation services under the trade name "Psychic Friends Network" in exchange for 50,600,000 shares of common stock, following a 10 for 1 split currently issued common stock. In conjunction with this acquisition, the company's sole director and officer Ya Tang Chao will cancel 50,000,000 post-split shares of its common stock. The cancelation and reissuance described in this agreement and as discussed in Note 3, were issued in April of 2012.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)

NOTE 6 - SUBSEQUENT EVENT (CONTINUED)

On March 31, 2012 the company entered into a contractor agreement with ACP Capital Inc. ("ACP") whereas the company desired to retain ACP to provide consulting services related to raising capital. The agreement shall become effective March 31, 2012 and shall continue until March 31, 2014 or until earlier terminated pursuant to the agreement. In accordance with the agreement, the company is required to issue to ACP 25,000 shares per quarter, for a total of 100,000 shares annually in consideration of the contractor services. The first payment of shares will be issued during the quarter ending June 30, 2012.

On April 15, 2012 the company entered into an investor relations service agreement with Circadian Group ("circadian") whereas the company desired to retain circadian for a twelve (12) month period for services related to investor relations. In accordance with the agreement, the company is required to make cash payments of $1,500 a month for three (3) months beginning on April 15th, 2012 and nine (9) payments of $2,000 beginning on July 15th, 2012 and ending March 15th, 2013. The company is also required to issue 75,000 restricted common shares of stock to circadian in accordance with the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" below. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

     * our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
     * our ability to maintain or increase our market share in the competitive markets in which we do business;
     * our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
     *    our dependence on the growth in demand for our services;
     * our ability to diversify our service offerings and capture new market opportunities; and
     *    the loss of key members of our senior management.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

     * the "Company," "we," "us," and "our" refer to the business of Psychic Friends Network Inc., a Nevada corporation (formerly, Web Wizard Inc.);
     *    "Exchange Act" refers the Securities Exchange Act of 1934, as amended;
     *    "SEC" refers to the Securities and Exchange Commission;
     *    "Securities Act" refers to the Securities Act of 1933, as amended; and
     * "U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

OVERVIEW

CORPORATE HISTORY AND BACKGROUND

We were incorporated on May 9, 2007 under the laws of the state of Nevada. Our principal offices are located at 2360 Corporate Circle, Suite 400, Henderson, NV, 89074-7722. Our telephone number is 702-608-7360. Our year end is September
30. There are no bankruptcy, receivership, or similar proceedings against our company. Our website is www.psychicfriendsnetwork.com. We were originally incorporated and operated with an aim to providing web services and products that enable small and medium-sized businesses to establish, maintain, promote and optimize their Internet presence. We commenced business operations by selling a Web design solutions package to a restaurant located in Canada. We were not able to secure sufficient revenue or financing to continue our original business and on January 27, 2012 we entered into the agreements described above with the intention of changing our business to that providing psychic consultation services under the trade name "The Psychic Friends Network".

ACQUISITION OF PSYCHIC FRIENDS NETWORK

On January 27, 2012, we entered into three separate agreements regarding the acquisition of certain assets related to providing psychic consultation services under the trade name "The Psychic Friends Network". The agreements contemplated an acquisition of such assets, along with a concurrent financing.

On March 30, 2012 we closed an asset purchase with PFN Holdings, INC. pursuant to which we acquired a number of assets related to providing psychic consultation services under the trade name "The Psychic Friends Network" in exchange for 50,600,000 shares of our common stock. In conjunction with this acquisition, our prior sole director and officer Ya Tang Chao cancelled 50,000,000 shares of our common stock.

In conjunction with the asset purchase agreement, we also entered into a financing agreement with Right Power Services Ltd., a British Virgin Islands Company. Pursuant to the agreement, Right Power agreed to provide us with a total of $745,000 in financing. The first tranche of $245,000 of the financing was provided to us prior to the closing of the asset purchase at a price of $0.75 per share for a total issuance of 326,667 shares, and the second tranche of $250,000 was provided to us on April 30, 2012 at a purchase price of $0.75 per share for an issuance of 333,333 shares of common stock. An additional $250,000 is to be provided within 90 days of the asset purchase closing at a price which is the higher of $0.75 per share or 90% of the average of the closing prices of our common stock for ten trading immediately preceding the date of the investment. If we are able to close on the remaining $250,000 of the post-closing financing, PFN Holdings, Inc. will receive an additional 40,000,000 shares of common stock.

BUSINESS

OUR SERVICES

We are an entertainment company that plans to provide live psychic advice via telephone and the internet, as well as daily and weekly horoscopes. We plan to generate revenue via "per minute'" or "on demand" phone charges as well as web-based fees. Typically customers connect to their preferred psychic by telephone or website, and phone operations have been recently been updated to accept such calls. However, we are in the process of adding several new ways to connect. These include mobile applications, as well as audio, video and text chat by internet. These additional connection methods include the anticipated creation of mobile and web based applications, where customers will receive daily discounted readings, and other astrological content for an ongoing monthly subscription fee. Our business is reliant on a large volume of small customers and because of this we are not dependent on any one group of customers. Our management operated a phone service during the 1990s under the same trademark of The Psychic Friends Network. At the peak of its popularity in the 1990s, The Psychic Friends Network averaged 14,000 calls per day, and the average customer spent approximately $350 over a 12-month period. Unfortunately, due to certain regulatory changes which allowed customers to retain their phone service while not paying for 900 number charges, the company was forced to file for bankruptcy reorganization protection in 1998. By 1999, Mike and Marc Lasky repurchased all of the intellectual property assets back from the bankruptcy trustee.

Since our acquisition of the PFN Holdings' assets, we have begun working on a new updated website that we call PFN 2.0. The main focus will be to make better use of current technologies and social media in addition to increasing the overall experience for our customers.

We anticipate that we will soon be able to provide customers with multiple methods of connection to our advisors, including toll free and click to call telephone services, audio, video and text chat internet services, and mobile phone applications and SMS services. At this time, we are providing the service of connecting customers for one on one telephone calls with psychics. The one-on-one call service is the core business of The Psychic Friends Network. People can call from the comfort of their homes, offices, or wherever they choose, and they will be instantly connected to their favourite Master Psychic, for a confidential reading. Callers have the option to choose a psychic by category, such as, Tarot, Astrology, Love & Relationships, Money and Career, Dreams or even Past Lives. They may also choose to speak to the next available psychic or to speak to the same psychic each time they call, which allows them to establish an ongoing relationship, simply by calling that psychic's extension. Callers can choose to pay by credit card, debit card, pay by check, or by using pre-paid Gift Cards. The prices that we charge are flexible, so that we are able to test multiple pricing points to see what will optimize profits. We plan to offer first time caller promotional rates, such as 10 minutes for $10, or 3 minutes free. The key for us is to get new callers in the door. Historically, we found that over 60% of our callers end up calling back. This is primarily due to the stringent selection process we have for choosing the psychics we engage for our service.

We also offer attractive bonuses to the psychics that reward them for getting call-backs. We measure our success by percentage of call-backs, not by total minutes spent on the phone by customers. We have instituted a policy to instruct our psychics to inform the callers on a regular basis as to the time they have spent on the call. We also include a money back guarantee for unsatisfied customers.

With the advent of new technologies, like Mobile applications, VOIP, and social media tools, we are now able to offer psychics from all over the world, and we can now accept international calls from customers. We believe that these technological improvements will allow us to capture a large audience. As part of the PFN 2.0 website we are developing, we will be including a number of services which we were not previously able to offer. These are currently under development and include:

     * ONE-ON-ONE WEB-BASED READINGS: A new feature that we plan to offer is the ability for customers to connect to their psychic through our new "Skype" like feature. This means that the customer can log into their account and in real time check the bios, specialty categories and availability of all of our psychics. Once they find their account and then choose their available psychic, they will be able to instantly chat with that psychic. We plan on integrating the ability to text chat, audio only chat and video chat. The video chat feature will allow customers to see the psychics and see the psychic's action, such as Tarot cards being flipped for the reading. In addition to the improvement in the customer service experience, this service will also allow us to increase the efficiency of our scheduling. If the psychic is unavailable, a customer can actually log in to their account and schedule a reading in the near future. This is advantageous to the customer as well as the psychic, who does not have to sit by their computer and phone, hoping for calls to come in. Like our phone-based readings, customers will have the option to pay by credit card, debit card, personal check, or by using pre-paid gift cards. They can choose to pre-pay for minute packages as well as get discounted monthly subscription rates. The purchases can be made online or by calling in over the phone.
     * MOBILE APPLICATIONS: Thanks to the advances in mobile technology, we plan to offer several ways for our customers to get our Psychic branded content through mobile phones in ways which we were not able to take advantage of previously. This includes PSMS, BilltoMobile, and Mobile Applications for the iPhone, Blackberrry and Android based phones.
     * PSMS or Premium SMS, allows the caller to send a text message with our branded keywords, to our short code. Through this type of service, we will be able to offer a daily horoscope sent to our customers' mobile phones. The billing for this service will show up as a monthly item on their mobile phone invoice. We also plan to offer live psychic advice through mobile devices that allow users to send a text to one of our live psychics and receive an immediate reply. We anticipate that we will be charging $0.99 per message received, also billed directly through the customer's mobile phone invoice.
     * BilltoMobile is a new service that we plan to offer, which will allow our customers to pay via their mobile phone, instead of by credit card, debit card, or check. This will be a convenient way for customers to pay for our services, instead of having to find a credit card or other form of payment.
     * We anticipate that mobile applications will become a major part of our psychic content offerings. We have begun developing various mobile applications that our customers will be able to download directly from the application stores on their mobile phones. We plan to offer live psychic readings, as well as Astrological content. The applications will be free to download, but after a short free trial, the content will be paid.

MARKETING

During the 1990's and early 2000's, our management operated Psychic Friends, LLC, a company involved in connecting customers for one on one telephone calls with psychics under the same trademark: "The Psychic Friends Network". This company only had market presence in the U.S and Canada; made up primarily of women, 30-60 years old, and skewed towards African Americans. We believe that the our target market is much larger today, due in part to new technologies like the Internet, mobile phones and social media. We believe that our new offerings will expand our market to individuals from 18-65, of all races. This market will likely still be predominated by women, but we believe that more men will be interested in our Internet and social media offerings than they would be in one on one phone interaction. We believe that the market for psychic services is substantial. An example of the size of the potential market, and also a potential advertising venue for our services, is a syndicated radio show called Coast to Coast. The show attracts an estimated 4.5 million listeners every night, making it the most listened to late night show in North America. In addition, we can now access customers in international jurisdictions because of the new technologies that allow anyone to connect directly to one of our psychics at the push of a button in real time. Additionally, many of the new markets which will have access to our services, such as China and India, already have strong traditions or connections to psychic phenomenon.

During the peak of The Psychic Friends Network, operated by Psychic Friends, LLC, the company was averaging 14,000 calls per day, and 90% of the callers were generated through TV advertising. Currently, there are virtually no psychic phone services being advertised on television. The few competitors that we have are almost exclusively adverting on the Internet. This provides us an opportunity to take advantage of a vastly underserved market.

We plan to advertise and market our services via the following avenues:

INFOMERCIALS - we anticipate that paid advertisements on television/radio will be used to provide information about our services and direct traffic to our different mediums.

WEB-BASED ANALYTICS - we plan to use advertisements, social media and search engine optimization to help inform our target audience as well as make us stand out from our peers.

WORD OF MOUTH - from historical experience, we believe that our clients will tend to be repeat customers and friends of past customers. Word of mouth and positive client experiences are a very important source of marketing and based on providing a high level of service.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited interim financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011:

REVENUE

We generated no revenues during the three months ended March 31, 2012 and 2011.

OPERATING EXPENSES

During the three months ended March 31, 2012, total operating expenses for the Company were $31,646 compared to $3,893 for the three months ended March 31, 2011. The increase in expenses was due to the profession fee costs incurred in our acquisition of PFN Holdings, Inc. in March 2012.

NET LOSS

Our net loss for the three months ended March 31, 2012 was $31,646 as compared to a net loss of $3,893 for the three months ended March 31, 2011. This increase in net loss was due to our increased operating expenses.

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011:

REVENUE

We generated no revenues during the six months ended March 31, 2012 and 2011.

OPERATING EXPENSES

During the six months ended March 31, 2012, total operating expenses for the Company were $39,654 compared to $8,911 for the six months ended March 31, 2011. The increase in expenses was due to the profession fee costs incurred in our acquisition of PFN Holdings, Inc. in March 2012.

NET LOSS

Our net loss for the six months ended March 31, 2012 was $39,654 as compared to a net loss of $8,911 for the six months ended March 31, 2011. This increase in net loss was due to our increased operating expenses.

FROM INCEPTION (MAY 9, 2007) TO MARCH 31, 2012:

REVENUE

We generated nominal net revenues in the amount of $1,434 during the period from May 9, 2007 (inception) to March 31, 2012.

OPERATING EXPENSES

Total operating expenses for the period from May 9, 2007 (inception) through March 31, 2012 were $116,160.

NET LOSS

Our accumulative net loss for the period from May 9, 2007 (inception) to March 31, 2012 was $114,716.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we have yet to generate any revenues from our business operations.

As of March 31, 2012, we had $249,387 cash and $2,750 current assets. Our total liabilities were $4,959.

In April 2012, we received $250,000 in investment financing from the sale of common stock pursuant to our financing agreement with Right Power Services, Ltd.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

As of March 31, 2012, we estimate that our expenses over the next 12 months will be approximately $1,320,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

                                            Estimated
                                         Completion Date          Estimated
     Description                         (from 3/31/12)          Expenses ($)
     -----------                         --------------          ------------

Legal and accounting fees                  12 months               100,000
Website and app development                 4 months               175,000
Management and consulting costs            12 months               275,000
Marketing                                   8 months               600,000
Acquisition of fixed assets                12 months               100,000
General and administrative expenses        12 months                70,000
                                                                 ---------
TOTAL                                                            1,320,000
                                                                 =========

We have entered into a financing agreement with Right Power Services Ltd., pursuant to which we are owed a final tranche of an additional $250,000 in equity financing, but there can be no assurance that we will be able to close this remaining financing, and this financing may not be sufficient to meet our needs for the upcoming 12 months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

INFLATION

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

CRITICAL ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, is equal to fair value due to their short-term to maturity. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

PER SHARE DATA

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company's interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive and Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were significant changes in the Company's internal control over financial reporting during the three months ended March 31, 2012 covered by this Quarterly Report on Form 10-Q, due to our acquisition of the assets of PFN Holdings, Inc., and subsequent change of directors and officers, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes have served to remediate our prior material weaknesses.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are we aware of any threatened proceedings against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                            Description
------                            -----------

31* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

101*     Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PSYCHIC FRIENDS NETWORK, INC.


Date: May 21, 2012               By: /s/ Marc Lasky
                                     -------------------------------------------
                                     Marc Lasky
                                     Chief Executive and Financial Officer
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)