Form 10-Q
period 2012-06-30
Psychic Friends Network Inc.
filed 2012-08-14
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 83,656,667 outstanding shares of common stock outstanding as of June 30, 2012.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................   3

     Item 2.  Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation ....................................  12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  20

     Item 4.  Controls And Procedures .....................................  20

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................  21

     Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds..  21

     Item 3.  Defaults Upon Senior Securities .............................  21

     Item 4.  Mine Safety Disclosures .....................................  21

     Item 5.  Other Information ...........................................  21

     Item 6.  Exhibits ....................................................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

BALANCE SHEETS.............................................................   4

STATEMENTS OF OPERATIONS ..................................................   5

STATEMENTS OF CASH FLOWS ..................................................   6

NOTES TO THE FINANCIAL STATEMENTS .........................................   7

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         June 30,           September 30,
                                                                           2012                 2011
                                                                        ----------           ----------
                                                                        (Unaudited)
ASSETS

Current assets
  Cash                                                                  $  394,063           $      108
                                                                        ----------           ----------
      Total current assets                                                 394,063                  108

Intangible assets (net of $975 and $0 of
 accumulated amortization)                                                  22,425                   --
                                                                        ----------           ----------

      Total Assets                                                      $  416,488           $      108
                                                                        ==========           ==========

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                              $   12,354           $    5,600
  Loans from related parties                                                    --               45,680
                                                                        ----------           ----------
      Total current liabilities                                             12,354               51,280
                                                                        ----------           ----------

      Total liabilities                                                     12,354               51,280

STOCKHOLDERS' EQUITY
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   83,656,667 and 82,250,000 issued and outstanding at June 30, 2012
   and September 30, 2011, respectively                                     83,657               82,250
  Additional paid-in capital                                               603,246              (58,350)
  Deficit accumulated during development stage                            (282,769)             (75,072)
                                                                        ----------           ----------
      Total stockholders' equity                                           404,134              (51,172)
                                                                        ----------           ----------

      Total liabilities and stockholders' equity                        $  416,488           $      108
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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                         (An Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                               From inception
                                        Three months ended             Nine months ended        (May 9, 2007)
                                    --------------------------    ---------------------------      through
                                     June 30,       June 30,       June 30,        June 30,       June 30,
                                       2012           2011           2012            2011           2012
                                    -----------    -----------    -----------     -----------    -----------
REVENUE                             $        --    $        --    $        --     $        --    $     1,434
                                    -----------    -----------    -----------     -----------    -----------
OPERATING EXPENSES
  Payroll expenses                       53,874             --         53,874              --         53,874
  Depreciation and amortization             975            975            975
  General and administrative              9,883             25         16,773             700         32,896
  Consulting fees                        79,952             --         79,952              --         79,952
  Legal and professional                 23,359          1,700         56,055           9,900        116,101
                                    -----------    -----------    -----------     -----------    -----------
      TOTAL OPERATING EXPENSES          168,043          1,725        207,629          10,600        283,798
                                    -----------    -----------    -----------     -----------    -----------

NET LOSS FROM OPERATIONS               (168,043)        (1,725)      (207,629)        (10,600)      (282,364)

OTHER (INCOME) EXPENSE
  Bank charges and interest                  --             18             68              54            405
                                    -----------    -----------    -----------     -----------    -----------
      TOTAL OTHER EXPENSE                    --             18             68              54            405
                                    -----------    -----------    -----------     -----------    -----------

NET LOSS BEFORE INCOME TAXES           (168,043)        (1,743)      (207,697)        (10,654)      (282,769)

PROVISION FOR INCOME TAX                     --             --             --              --             --
                                    -----------    -----------    -----------     -----------    -----------

NET LOSS FOR THE PERIOD             $  (168,043)   $    (1,743)   $  (207,697)    $   (10,654)   $  (282,769)
                                    ===========    ===========    ===========     ===========    ===========
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE                   $     (0.00)   $     (0.00)   $     (0.00)    $     (0.00)
                                    ===========    ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                    83,534,140     82,250,000     82,901,935      82,250,000
                                    ===========    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                         (An Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            From inception
                                                                Nine months ended            (May 9, 2007)
                                                           ---------------------------          through
                                                            June 30,         June 30,           June 30,
                                                              2012             2011               2012
                                                           ----------       ----------         ----------
OPERATING ACTIVITIES
  Net loss                                                 $ (207,697)      $  (10,654)        $ (282,769)
  Adjustments to reconcile net loss from operations:
    Stock issued for services                                  75,000               --             75,000
    Amortization                                                  975               --                975
  Change in operating assets and liabilities:
    Accounts payable and accrued liabilities                    6,754            3,900             12,354
                                                           ----------       ----------         ----------
      NET CASH USED IN OPERATING ACTIVITIES                  (124,968)          (6,754)          (194,440)
                                                           ----------       ----------         ----------
INVESTING ACTIVITIES
  Capitalization of website development costs                 (23,400)              --            (23,400)
                                                           ----------       ----------         ----------
      NET CASH USED IN INVESTING ACTIVITIES                   (23,400)              --            (23,400)
                                                           ----------       ----------         ----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      525,000            6,700            548,900
  Advances from related parties                                12,323               --             58,003
  Proceeds from issuance of convertible notes payable           5,000               --              5,000
                                                           ----------       ----------         ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               542,323            6,700            611,903
                                                           ----------       ----------         ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   393,955              (54)           394,063

CASH AND CASH EQUIVALENTS
 -BEGINNING OF PERIOD                                             108              180                 --
                                                           ----------       ----------         ----------
CASH AND CASH EQUIVALENTS
 -END OF PERIOD                                            $  394,063       $      126         $  394,063
                                                           ==========       ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                   $       --       $       --         $       --
                                                           ==========       ==========         ==========
  Cash paid for taxes                                      $       --       $       --         $       --
                                                           ==========       ==========         ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in asset purchase agreement          $   58,003       $       --         $   58,003
                                                           ==========       ==========         ==========
  Stock issued in conversion of notes payable              $    5,000       $       --         $    5,000
                                                           ==========       ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 2012 (Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Psychic Friends Network, Inc. (PFNI.BB) hereinafter, ("the Company") was incorporated in the State of Nevada on May 9, 2007 under the name "Web Wizard, Inc.". On January 30, 2012 the Company's board passed a motion to change the corporate name to "Psychic Friends Network, Inc." pursuant to the plan of merger executed on January 27, 2012. As part of this agreement, all of the assets of PFN Holdings were purchased. These assets are an integral part of the Company's business development and ultimately the realization of the Company's anticipated cash flows.

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

The financial information as of June 30, 2012 are derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the years ended September 30, 2011 and 2010. The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the years ended September 30, 2011 and 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of June 30, 2012, the Company has accumulated losses from inception (May 9, 2007) of $282,769. Likewise, net cash used in operations from inception (May 9, 2007) through June 30, 2012 is $194,440. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 2012 (Unaudited)


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

RECLASSIFICATIONS

The Company reclassified $25, $800 and $14,377 in "Transfer and filing fees"; $-0-, $-0- and $1,500 in "Travel and entertainment", to "General and administrative" expenses for the three and nine months ended June 30, 2012 and for the period from inception (May 9, 2007) through September 30, 2011, respectively to conform to the current presentation. The reclassifications had no effect on the Company's financial condition, results of operation, or cash flows.

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

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 2012 (Unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PER SHARE DATA

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

WEBSITE DEVELOPMENT COSTS

The Company capitalizes its costs to develop its website and when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the website will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and expensed over the estimated useful life of the upgrades.

The Company capitalized website costs of $23,400 for the period from inception on May 9, 2007 through June 30, 2012. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $975 for the period.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the three and nine months ended June 30, 2012, Advertising expenses totaled $4,691.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company's interim financial statements.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 2012 (Unaudited)


NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                                              Gross Carrying    Accumulated     Net Carrying     Weighted-Average
                                                 Amount        Amortization        Amount         Remaining Life
                                                 ------        ------------        ------         --------------
June 30, 2012:
Capitalized website development costs           $23,400          $  (975)          $22,425          2.75 years
                                                -------          -------           -------          ----------
Total                                           $23,400          $  (975)          $22,425          2.75 years
                                                =======          =======           =======          ==========

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On January 25, 2012, PFN Holdings issued a promissory note for $5,000 to a third party. The note bore no interest and was unsecured. The principle amount of the note, and all accrued interest was due and payable to PFN Holdings on or before January 25, 2014 unless, in connection with the Asset Purchase Agreement, the full amount was converted into Company common shares at $0.75 per share. No beneficial conversion feature resulted from the issuance of the note payable. In connection with the asset purchase agreement, on January 27, 2012, the note was fully converted to shares of the Company's common stock and PFN Holdings transferred the $5,000 to the Company.

NOTE 5 - STOCKHOLDERS' EQUITY

As summarized in Note 1, on February 7, 2012, our board of directors approved an agreement and plan of merger to merge with and into our wholly-owned subsidiary Psychic Friends Network, Inc., a Nevada corporation, to effect a name change from Web Wizard, Inc. to Psychic Friends Network Inc. Psychic Friends Network Inc. was formed solely to facilitate the change of name.

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

COMMON STOCK ISSUED

In June 2007, the Company issued 74,000,000 shares of common stock at a price of $0.001 per share, for total proceeds of $7,400.

In July 2007, the Company issued 8,250,000 shares of common stock at a price of $0.001 per share, for total proceeds of $16,500.

In February 2012, the Company issued 40,000 shares of common stock at a price of $0.75 per share, for total proceeds of $30,000.

In January 2012, the Company authorized the issuance of 6,667 shares of common stock at a price of $0.75 per share, for total proceeds of $5,000.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 2012 (Unaudited)


NOTE 5 - STOCKHOLDERS' EQUITY - (CONTINUED)

In January 2012, the Company authorized the issuance of 326,667 shares of common stock at a price of $0.75 per share, for total proceeds of $245,000.

In April 2012, the Company authorized the issuance of 100,000 shares of common stock at a price of $0.75 per share, for consulting services valued at $75,000.

In April 2012, the Company authorized the issuance of 333,333 shares of common stock at a price of $0.75 per share, for total proceeds of $250,000.

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

As the assets purchased had a fair value of $-0- on the date of the transaction, the value of the shares issued was based on the net value of the liabilities extinguished of $58,003, which was recorded as additional paid-in capital due to the fact that the liabilities were owed to a related party.

OPTIONS AND WARRANTS

At June 30, 2012, the Company had no issued or outstanding stock options or warrants.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed amounts from time to time which are interest-free, payable on demand. During the nine months ended June 30, 2012, advances of $12,323 were made pursuant to this agreement. According to the terms of the "Asset Purchase Agreement" with PFN Holdings, all related party advances were fully repaid as of June 30, 2012, leaving a balance of $0 and $0 as of June 30, 2012 and September 30, 2011, respectively.

NOTE 7 - SUBSEQUENT EVENTS

On July 13, 2012, the Company authorized the issuance of 333,333 shares of common stock at a price of $0.75 per share, for total proceeds of $250,000. This issuance represents the final tranche of the private placement agreement with Right Power Services, Ltd. for a total investment of $750,000.

Other than the events as disclosed in the previous paragraphs, the Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined there are no such events that would require adjustment to, or disclosure in, the financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In conjunction with the asset purchase agreement, we also entered into financing agreements with Right Power Services Ltd., a British Virgin Islands company. Pursuant to the agreements, as of July 2012, Right Power has provided us with a total of $780,000 in financing at a price of $0.75 per share, for an aggregate issuance of 1,040,000 shares of our common stock.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011:

Revenue

We generated no revenues during the three months ended June 30, 2012 and 2011.

Operating Expenses

During the three months ended June 30, 2012, total operating expenses for the Company were $168,043 compared to $1,725 for the three months ended June 30, 2011. The increase in expenses was due to the commencement of business operations and related payroll, as well as website development and increased professional fee costs incurred as an operating public company versus a shell public company.

Net Loss

Our net loss for the three months ended June 30, 2012 was $168,043 as compared to a net loss of $1,743 for the three months ended June 30, 2011. This increase in net loss was due to our increased operating expenses.

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011:

Revenue

We generated no revenues during the nine months ended June 30, 2012 and 2011.

Operating Expenses

During the nine months ended June 30, 2012, total operating expenses for the Company were $207,629 compared to $10,600 for the nine months ended June 30, 2011. The increase in expenses was due to the commencement of business operations and related payroll, as well as website development and increased professional fee costs incurred as an operating public company versus a shell public company, and the professional fee costs incurred in our acquisition of PFN Holdings, Inc. in March 2012.

Net Loss

Our net loss for the nine months ended June 30, 2012 was $207,697 as compared to a net loss of $10,654 for the nine months ended June 30, 2011. This increase in net loss was due to our increased operating expenses.

FROM INCEPTION (MAY 9, 2007) TO JUNE 30, 2012:

Revenue

We generated nominal net revenues in the amount of $1,434 during the period from May 9, 2007 (inception) to June 30, 2012. None of these revenues were generated in our operations as Psychic Friends Network.

Operating Expenses

Total operating expenses for the period from May 9, 2007 (inception) through June 30, 2012 were $283,798.

Net Loss

Our accumulative net loss for the period from May 9, 2007 (inception) to June 30, 2012 was $282,769.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we have yet to generate any revenues from our business operations.

As of June 30, 2012, we had $394,063 cash and $416,878 current assets, of which $22,815 was due to website development. Our total liabilities were $12,534.

In July 2012, we received the final tranche of $250,000 in investment financing from the sale of common stock pursuant to our financing agreement with Right Power Services, Ltd. and therefore our cash position as of August 9, 2012 was approximately $595,000.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

As of June 30, 2012, we estimate that our expenses over the next 12 months will be approximately $1,225,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

                                            Estimated
                                         Completion Date          Estimated
     Description                         (from 3/31/12)          Expenses ($)
     -----------                         --------------          ------------
Legal and accounting fees                  12 months                 75,000
Website and app development                4 months                  75,000
Management and consulting costs            12 months                300,000
Marketing                                  8 months                 600,000
Acquisition of fixed assets                12 months                100,000
General and administrative expenses        12 months                 75,000
                                                                  ---------
TOTAL                                                             1,225,000
                                                                  =========

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during the three months ended June 30, 2012.

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

----------
*  Filed herewith
** To be provided by amendment

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PSYCHIC FRIENDS NETWORK, INC.


Date: August 13, 2012            By: /s/ Marc Lasky
                                     -------------------------------------------
                                     Marc Lasky
                                     Chief Executive and Financial Officer
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)