Form 10-Q/A
period 2012-06-30
Psychic Friends Network Inc.
filed 2012-08-21
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
*  Previously Filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PSYCHIC FRIENDS NETWORK, INC.


Date: August 21, 2012            By: /s/ Marc Lasky
                                     -------------------------------------------
                                     Marc Lasky
                                     Chief Executive and Financial Officer
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)