Form 10-K
period 2012-09-30
Psychic Friends Network Inc.
filed 2013-01-09
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2012

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-33968

                          Psychic Friends Network, Inc.
             (Exact name of registrant as specified in its charter)

           Nevada                                                45-4928294
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2360 Corporate Circle, Suite 400, Henderson, NV                  89074-7722
    (Address of principal executive offices)                     (Zip Code)

                                 1-702-608-7360
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $24,467,500 at March 31, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 84,016,334 shares of common stock as of January 8, 2013

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant's definitive informational statement for the 2013 Annual Meeting of Shareholders to be filed on or before January 30, 2013.

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to; increased competitive pressures from existing competitors and new entrants; our ability to efficiently and effectively finance our operations; deterioration in general or regional economic conditions; adverse state or federal legislation or regulation that increases the costs of compliance; ability to achieve future sales levels or other operating results; the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain; the psychic services market; our ability to develop a fully-functioning web portal; changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate; inability to efficiently manage our operations; the inability of management to effectively implement our strategies and business plans; and the other risks and uncertainties detailed in this report.

Throughout this Annual Report on Form 10-K references to "we", "our", "us", "PFN", "the Company", and similar terms refer to Psychic Friends Network, Inc.

                          PSYCHIC FRIENDS NETWORK, INC.
                            FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 2012

                               INDEX TO FORM 10-K

                                                                            Page
                                                                            ----
PART I

Item 1     Business.......................................................    4
Item 1A    Risk Factors...................................................    7
Item 1B    Unresolved Staff Comments......................................    7
Item 2     Properties.....................................................    7
Item 3     Legal Proceedings..............................................    7
Item 4     Mine Safety Disclosures........................................    7

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..............    8
Item 6     Selected Financial Data........................................    9
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    9
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.....   12
Item 8     Financial Statements and Supplementary Data....................   12
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................   12
Item 9A    Controls and Procedures........................................   13
Item 9B    Other Information..............................................   13

PART III

Item 10    Directors, Executive Officers and Corporate Governance.........   14
Item 11    Executive Compensation.........................................   14
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................   14
Item 13    Certain Relationships and Related Transactions, and Director
           Independence...................................................   14
Item 14    Principal Accounting Fees and Services.........................   14

PART IV

Item 15    Exhibits, Financial Statement Schedules........................   15

                                     PART I

ITEM 1 BUSINESS

CORPORATE HISTORY AND BACKGROUND

We were incorporated on May 9, 2007 under the laws of the state of Nevada. Our registered offices are located at 2360 Corporate Circle, Suite 400, Henderson, NV, 89074-7722 and our sales, customer service and administrative offices are located at 5209 Wilshire Blvd., Los Angeles, CA 90036. Our website is www.psychicfriendsnetwork.com.

Our original business was providing web services and products that enabled small and medium-sized businesses to establish, maintain, promote and optimize their Internet presence. We were not able to secure sufficient revenue or financing to continue our original business and this business has been discontinued.

On January 27, 2012 we changed our business to that providing psychic consultation services under the trade name "The Psychic Friends Network".

ACQUISITION OF PSYCHIC FRIENDS NETWORK

On January 27, 2012, we entered acquired certain assets related to providing psychic consultation services under the trade name "The Psychic Friends Network". On March 30, 2012 we closed such asset purchase with PFN Holdings, Inc. pursuant to which we acquired a number of assets related to providing psychic consultation services under the trade name "The Psychic Friends Network" in exchange for 50,600,000 shares of our common stock. In conjunction with this acquisition, our prior sole director and officer Ya Tang Chao cancelled 50,000,000 shares of our common stock.

In conjunction with the asset purchase agreement, we also entered into a financing agreement with Right Power Services Ltd., a British Virgin Islands company. Pursuant to the financing agreement, Right Power Services provided us with a total of $745,000 in equity financing.

BUSINESS

OUR SERVICES

We are an entertainment company that plans to provide live psychic advice via telephone and the internet, as well as daily and weekly horoscopes. We plan to generate revenue via "per minute'" or "on demand" phone charges as well as web-based fees. In addition, we are in the process of adding several new channels to generate revenue, including mobile applications, and internet audio, video and text chat. Our business is reliant on a large volume of small customers and, therefore, we are not dependent on any one group of customers.

Our management operated a phone service during the 1990's under the brand "The Psychic Friends Network". At the peak of its popularity in the 1990's, The Psychic Friends Network averaged 14,000 calls per day, and the average customer spent approximately $350-$400 over a 12-month period. Unfortunately, due to certain legislative and regulatory changes which allowed customers to retain their phone service while not paying for 900 number charges, the company was forced to file for bankruptcy reorganization protection in 1998. By 1999, our officers Mike and Marc Lasky had repurchased all of the material intellectual property assets from the bankruptcy trustee. These assets were subsequently transferred to PFN Holdings.

Since we acquired the PFN Holdings' assets, we have commenced working on a new updated website that we call PFN 2.0. The main focus will be to capitalize on current technologies and social media as well as increasing the overall experience for our customers. This website had its soft launch in October 2012.

With the launch of PFN 2.0, we anticipate that we will be able to provide customers with multiple connections to our advisors, including toll free and click to call telephone services, audio, video and text chat internet services, and mobile phone applications and SMS services.

Currently, PFN 2.0 is capable of providing the service of connecting customers for one-on-one telephone calls with psychics. The one-on-one call service is the core business of The Psychic Friends Network. People can call from the comfort of their homes, offices, or wherever they choose, and they will be instantly connected to their favorite Master Psychic, for a confidential reading. Callers have the option to choose a psychic by category, such as, Tarot, Astrology, Love & Relationships, Money and Career, Dreams or even Past Lives. They may also choose to speak to the next available psychic or to speak to the same psychic each time they call, which allows them to establish an ongoing relationship, simply by calling that psychic's extension. Callers can choose to pay by credit card, debit card, pay by check, or by using pre-paid Gift Cards. The prices that we charge are flexible, so that we are able to test multiple pricing points to see what will optimize profits. We plan to offer first time caller promotional rates. The key is to get new callers in the door. Historically, we found that over 65% of our callers end up calling back. We believe this is primarily due to the stringent selection process we have for choosing the psychics we engage for our service.

With the advent of new technologies, like Mobile applications, VOIP, and social media tools, we will be able to offer psychics from all over the world, and accept international calls from customers. We believe that these technological improvements will allow us to capture a large audience. As part of the PFN 2.0 website we are developing, we will be including a number of services which we were not previously able to offer. These are currently under development and include:

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

* MOBILE APPLICATIONS: Thanks to the advances in mobile technology, we plan to offer several ways for our customers to get our Psychic branded content through mobile phones in ways which we were not able to take advantage of previously. This includes PSMS, Bill to mobile, and Mobile Applications for the iPhone, Blackberrry and Android based phones.

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

* Bill to Mobile is a new service that we plan to offer, which will allow our customers to pay via their mobile phone, instead of by credit card, debit card, or check. This will be a convenient way for customers to pay for our services, instead of having to find a credit card or other form of payment.

* We anticipate that mobile applications will become a major part of our psychic content offerings. We have begun developing various mobile applications that our customers will be able to download directly from the application stores on their mobile phones. We plan to offer live psychic readings, as well a Astrological content. The applications will be free to download, but after a short free trial, the content will be paid.

MARKETING

During the 1990's and early 2000's, our management operated Psychic Friends Network, a company involved in connecting customers for one on one telephone calls with psychics under the same trademark: "The Psychic Friends Network". This company only had market presence in the U.S and Canada; made up primarily of women, 30-60 years old, and skewed towards African Americans. We believe that the our target market is much larger today, due in part to new technologies like the Internet, mobile phones and social media. We believe that our new offerings will expand our market to individuals from 18-65, of all races. This market will likely still be predominated by women, but we believe that more men will be interested in our Internet and social media offerings than they would be in one on one phone interaction. We believe that the market for psychic services is substantial. An example of the size of the potential market, and also a potential advertising venue for our services, is a syndicated radio show called Coast to Coast. The show attracts an estimated 4.5 million listeners every night, making it the most listened to late night show in North America.

In addition, we can now access customers in international jurisdictions because of the new technologies that allow anyone to connect directly to one of our psychics at the push of a button in real time. Additionally, many of the new markets which will have access to our services, such as China and India, already have strong traditions or connections to psychic phenomenon.

During the peak of The Psychic Friends Network, the company was averaging 14,000 calls per day, and 90% of the callers were generated through TV advertising. Currently, there are virtually no psychic phone services being advertised on television. The few competitors that we have are almost exclusively adverting on the Internet. This provides us an opportunity to take advantage of a vastly underserved market.

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

WORD OF MOUTH - from historical experience, we believe that our clients will tend to be repeat customers and friends of past customers. Word of mouth and positive client experiences are a very important source of marketing and based on providing a high level of service. With the strength of our brand name both psychics and customers are very excited about the re-launch.

COMPETITION

The market for psychic services is competitive. We compete with a significant number of online, telephone and brick and mortar psychic service companies, the largest of which are Keen, California Psychics, Ask Now. Psychic Source and Live Person.

Many of our competitors have significant advantages over our Company in terms of scale, operating histories, number of locations in operation, capital and other resources. We are a start-up company that has just begun to commence commercial operations. Accordingly, there can be no assurances that the Company can successfully compete in our market.

EMPLOYEES

As of September 30, 2012, the Company had three full time consultants and no employees. Our personnel are responsible for performing or overseeing all operations of the Company. Specifically, our personnel direct responsibilities include, but are not limited to, developing our website and mobile application, seeking the investment capital necessary to commence and build commercial operations, creating our marketing, branding and sales strategy, driving the overall services strategy, customer service, operations, and all financial reporting and general administrative duties.

ITEM 1A RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not required for a smaller reporting company.

ITEM 2 PROPERTIES

Our principle corporate offices are located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074.

Our sales, customer service and administrative offices are located at 5209 Wilshire Blvd., Los Angeles, CA 90036. We are leasing approximately 500 square feet of office space for a term of Month/Month at a price of $1100 per month.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed to trade in the over-the-counter securities market through OTC Markets OTCQB under the symbol "PFNI".

The following table sets forth the quarterly high and low bid prices for our Common Stock since we began trading on April 17, 2012, as reported by Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                           Bid Prices ($)
                                          ----------------
     Quarter Ending                       High         Low
     --------------                       ----         ---

     June 30, 2012                        1.10         0.72
     September 30, 2012                   0.75         0.35

On December 20, 2012, the closing price for our common stock on the OTCQB was $0.12 per share.

HOLDERS

As of September 30, 2012, we had 23 holders of our common stock.

DIVIDEND POLICY

The payment of dividends in the future rests within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and financial condition, as well as other relevant factors. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

EQUITY COMPENSATION PLAN INFORMATION

On September 17, 2012, the Company adopted the 2012 PFN Stock Plan ("the Plan"). The total number of shares of stock which may be granted directly by options, stock awards or restricted stock purchase offers, shall not exceed 8,250,000. The Plan indicates that the exercise price of an award is equivalent to the market value of the Company's common stock on the grant date.

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of September 30, 2012.

                                                                                                     Number of Securities
                                Number of Securities to be                                         Remaining Available for
                                 Issued Upon Exercise of         Weighted-Average Exercise         Future Issuance Under
                                   Outstanding Options,        Price of Outstanding Options,     Equity Compensation Plans
                                   Warrants and Rights             Warrants and Rights              (excluding column (a))
   Plan Category                           (a)                             (b)                              (c)
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans                200,000                           --                             8,050,000
Approved by Security
Holders

Equity Compensation Plans Not                  0                           --                                   n/a
Approved by Security Holders

     Total                               200,000                           --                             8,050,000

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6 SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

YEAR ENDED SEPTEMBER 30, 2012 AND 2011 AND FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2012:

REVENUE

The Company generated limited gross revenues from its prior business of $1,434 during the period from inception to September 30, 2012, and no revenues during the years ended September 30, 2012 or 2011. The Company had not yet commenced commercial operations as of September 30, 2012.

During the development stage, the Company has been primarily focused on corporate organization and development of our web site and mobile application. We do not anticipate earning significant revenues until such time we commercially launch our services platform.

EXPENSES

During the year ended September 30, 2012, total operating expenses for the Company were $379,494 compared to $20,452 for the year ended September 30, 2011. The majority of the operating expenses incurred during the year ended September 30, 2012 were consulting, legal, professional and general and administrative costs for corporate development as a result of the asset acquisition and website development. Total operating expenses for the period from inception through September 30, 2012 were $455,663.

NET LOSS

Our net loss for the year ended September 30, 2012 was $379,494 as compared to a net loss of $20,452 for the year ended September 30, 2011. Our accumulative net loss for the period from inception to September 30, 2012 was $454,634.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2012, the Company had current assets of $500,898 and current
liabilities  of  $37,697   compared  to  current  assets  of  $108  and  current
liabilities of $51,280 at September 30, 2011.

Our cash balance as of September 30, 2012 was $499,898 compared to $108 at September 30, 2011. The increase in cash is a result of net proceeds from the sale of common stock pursuant to private placements. The Company believes it currently has sufficient funds to execute its business plan through the second quarter of 2013.

We anticipate that additional capital will be required to implement our business plan beyond the second quarter of 2013 and to pay for marketing efforts to support our revenue forecast for 2013. In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities as a means of raising additional capital, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.

PLAN OF OPERATIONS

We are a development stage company in the process of finishing up the final stages of our Web platform.
We have everything in place from an operations perspective to start our soft launch during the fourth quarter of 2012, and expect our full launch to take place during the first quarter of 2013.

During our full launch in the first quarter of 2013, we will take a multi-faceted approach towards marketing. This will include both online and offline marketing.

Our Online marketing will include a robust pay per click campaign with google, bing and yahoo. So that we can hit the ground running we have contacted experts in the PPC field. We will also do affiliate marketing on a CPA (Cost per Acquisition) basis. Using this model, we will only pay the affiliated for a paid customer, and they pay for their own marketing, so it is a very targeted brand of marketing. We will also be doing some banner ads and contextual marketing, where we can serve people ads only after they express some sort of interest in psychics or horoscopes.

Regarding our offline advertising, this is our true strength, as witnessed from our previous run of success. We already have new television spots produced that we expect to perform extremely well. These spots were all produced by the same team that produced the original Psychic Friends Network infomercials.

In addition, we are expecting our mobile app to be finished during the first quarter of 2013. We believe that our mobile app will be the most successful of all of our platforms. Mobile advertising has the best ROI, of all forms of advertising simply because the market is still relatively new, and as such is not near a saturation point. Furthermore, mobile applications are truly tailor made for Psychic Friends. For the first time ever we can contact our customer in their pockets or purses. We can let them know about promo offers, or send them a horoscope or with them a happy birthday with a discount code. And, the customer is just a few clicks away from connecting to one of our hand chosen psychics anytime or anywhere that they have their mobile smart phones.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have, in management's opinion, been prepared within the framework of the significant accounting policies summarized below:

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage, as defined under Accounting Codification Standard, (ASC 915) "Development Stage Entities". Since its formation, the Company has not yet realized any revenues from its planned operations.

RECLASSIFICATIONS

The Company reclassified $780 and $14,377 in "Transfer and filing fees"; $-0-and $1,500 in "Travel and entertainment", to "General and administrative" expenses for the year ended September 30, 2011 and for the period from inception (May 9, 2007) through September 30, 2011, respectively to conform to the current presentation. The reclassifications had no effect on the Company's financial condition, results of operation, or cash flows.

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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2012 and 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Accordingly, the Company recognized expenses of $2,429 and $0 during the years ended September 30, 2012 and 2011, respectivelyWEBSITE DEVELOPMENT COSTS

WEBSITE DEVELOPMENT COSTS

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

The Company capitalized website costs of $46,750 for the period from inception on May 9, 2007 through September 30, 2012. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $5,503 for the period.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the year ended September 30, 2012, Advertising expenses totaled $23,778.

INCOME TAXES

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax
consequences   attributable  to  temporary  differences  between  the  financial statement  carrying  amounts  of  existing  assets  and  liabilities  and  their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the information available it is more likely than not, that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

RECENT ACCOUNTING PRONOUNCEMENTS

In  December  2011,  The  FASB  issued  Accounting   Standards  Update  2011-11,
"Disclosures about Offsetting Assets and Liabilities." This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2013. Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, being the date of our most recently completed fiscal year end. This evaluation was implemented under the supervision and with the participation of our Chief Executive and Financial Officer.

Based on that evaluation, our management, including our Chief Executive and Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officers have assessed the effectiveness of our internal controls over financial reporting as of September 30, 2012. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under
Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the final quarter of the year ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our 2013 Information Statement.

ITEM 11 EXECUTIVE COMPENSATION

Incorporated by reference from our 2013 Information Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our 2013 Information Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
        INDEPENDENCE

Incorporated by reference from our 2013 Information Statement.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our 2013 Information Statement.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number                               Exhibit
------                               -------

3.1       Articles of Incorporation (1)

3.2       Bylaws (1)

31        Rule  13a-14(a)  Certification  of Principal  Executive  and Financial
          Officer

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive and Financial Officer

101.INS*  XBRL Instance Document
101.SCH*  XBRL Taxonomy Extension Schema Document
101.CAL*  XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*  XBRL Taxonomy Extension Label Linkbase Document
101.PRE*  XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*  XBRL Taxonomy Extension Definition Linkbase Document

----------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2 dated January 11, 2008.

* Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Psychic Friends Network, Inc.


Date: January 8, 2013                        /s/ Marc Lasky
                                             -----------------------------------
                                             Marc Lasky, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                             Title                                    Date
    ---------                             -----                                    ----


/s/ Michael Lasky                 President and Director                     January 8, 2013
--------------------------
Michael Lasky


/s/ Kelly Anderson                Director                                   January 8, 2013
--------------------------
Kelly Anderson


/s/ Peter Newton                  Director                                   January 8, 2013
--------------------------
Peter Newton


/s/ Marc Lasky                    Director and Chief Executive Officer       January 8, 2013
--------------------------        (Principal Executive, Financial and
Marc Lasky                        Accounting Officer)

                 [LETTERHEAD OF SADLER, GIBB & ASSOCIATES, LLC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Psychic Friends Network, Inc.

We have audited the accompanying balance sheet of Psychic Friends Network, Inc., as of September 30, 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the cumulative period from May 9 2007 (date of inception) through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Psychic Friends Network, Inc. as of September 30, 2011 were audited by other auditors whose report dated November 30, 2011, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Psychic Friends Network, Inc., as of September 30, 2012, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $454,634 for the period from inception through September 30, 2012 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Sadler, Gibb & Associates, LLC
----------------------------------------
Farmington, UT
December 27, 2012

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


/s/ George Stewart, CPA
-----------------------------------
Seattle, Washington
November 30, 2011

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       September 30,        September 30,
                                                                           2012                 2011
                                                                        ----------           ----------
ASSETS

Current assets
  Cash                                                                  $  499,898           $      108
  Prepaid expenses                                                           1,000                   --
                                                                        ----------           ----------
      Total current assets                                                 500,898                  108

Intangible assets (net of $5,503 of
 accumulated amortization)                                                  41,247                   --
                                                                        ----------           ----------

      Total Assets                                                      $  542,145           $      108
                                                                        ==========           ==========

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                              $   37,697           $    5,600
  Loans from related parties                                                    --               45,680
                                                                        ----------           ----------
      Total current liabilities                                             37,697               51,280
                                                                        ----------           ----------

      Total Liabilities                                                     37,697               51,280
                                                                        ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   84,016,334 and 82,250,000 issued and outstanding at
   September 30, 2012 and 2011, respectively                                84,017               82,250
  Additional paid-in capital                                               875,065              (58,350)
  Deficit accumulated during development stage                            (454,634)             (75,072)
                                                                        ----------           ----------
      Total stockholders' equity (deficit)                                 504,448              (51,172)
                                                                        ----------           ----------

      Total liabilities and stockholders' equity (deficit)              $  542,145           $      108
                                                                        ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                        From inception
                                                    For the Year Ended                   (May 9, 2007)
                                           ------------------------------------            through
                                           September 30,          September 30,          September 30,
                                               2012                   2011                   2012
                                           ------------           ------------           ------------
REVENUE                                    $         --           $         --           $      1,434
                                           ------------           ------------           ------------
OPERATING EXPENSES
  Payroll expenses                               91,579                     --                 91,579
  Depreciation and amortization                   5,503                     --                  5,503
  General and administrative                     59,861                    852                 75,984
  Consulting fees                               141,652                     --                141,652
  Legal and professional                         80,899                 19,600                140,945
                                           ------------           ------------           ------------
      TOTAL OPERATING EXPENSES                  379,494                 20,452                455,663
                                           ------------           ------------           ------------

NET LOSS FROM OPERATIONS                       (379,494)               (20,452)              (454,229)

OTHER (INCOME) EXPENSE
  Bank charges and interest                          68                     --                    405
                                           ------------           ------------           ------------
      TOTAL OTHER EXPENSE                            68                     --                    405
                                           ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES                   (379,562)               (20,452)              (454,634)

PROVISION FOR INCOME TAX                             --                     --                     --
                                           ------------           ------------           ------------

NET LOSS FOR THE PERIOD                    $   (379,562)          $    (20,452)          $   (454,634)
                                           ============           ============           ============
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE                          $      (0.00)          $      (0.00)
                                           ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES (BASIC AND DILUTED)                  83,239,447              8,225,000
                                           ============           ============


   The accompanying notes are an integral part of these financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              From Inception May 9, 2007 through September 30, 2012

                                                                                                       Deficit
                                                                                                     Accumulated       Total
                                                                Common Stock           Additional      During       Stockholders'
                                                          -------------------------     Paid-in      Development       Equity
                                                            Issued         Amount       Capital         Stage         (Deficit)
                                                          ----------     ----------    ----------     ----------     ----------
Balance at inception - May 9, 2007                                --     $       --    $       --     $       --     $       --

Shares issued for cash - June 5, 2007
 at $0.001 per share                                      74,000,000         74,000       (66,600)            --          7,400

Shares issued for cash - July 31, 2007
 at $0.02 per share                                        8,250,000          8,250         8,250             --         16,500

Net (loss) for period from inception on
 May 9, 2007 to September 31, 2007                                --             --            --          1,398          1,398
                                                          ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2007                               82,250,000         82,250       (58,350)         1,398         25,298

Net (loss) for the year ended September 31, 2008                  --             --            --        (37,052)       (37,052)
                                                          ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2008                               82,250,000         82,250       (58,350)       (35,654)       (11,754)

Net (loss) for the year ended September 31, 2009                  --             --            --        (11,134)       (11,134)
                                                          ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2009                               82,250,000         82,250       (58,350)       (46,788)       (22,888)

Net (loss) for the year ended September 31, 2010                  --             --            --         (7,832)        (7,832)
                                                          ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2010                               82,250,000         82,250       (58,350)       (54,620)       (30,720)

Net (loss) for the year ended September 31, 2011                  --             --            --        (20,452)       (20,452)
                                                          ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2011                               82,250,000         82,250       (58,350)       (75,072)       (51,172)

Shares issued for conversion of debt -
 January 27, 2012 at $0.75 per share                           6,667              7         4,993             --          5,000

Shares issued for cash - January 27, 2012
 at $0.75 per share                                          326,667            327       244,673             --        245,000

Shares issued for asset purchase agreement -
 January 27, 2012  at $.097 per share                        600,000            600        57,403             --         58,003

Shares issued for cash - February 9, 2012
 at $0.75 per share                                           40,000             40        29,960             --         30,000

Shares issued for consulting services - April 25, 2012
 at $0.75 per share                                           25,000             25        18,725             --         18,750

Shares issued for consulting services - April 15, 2012
 at $0.75 per share                                           75,000             75        56,175             --         56,250

Shares issued for cash - April 30, 2012 at $0.75
 per share                                                   333,333            333       249,667             --        250,000

Shares issued for consulting services - July 1, 2012
 at $0.75 per share                                           25,000             25        18,725             --         18,750

Shares issued for cash - July 13, 2012 at $0.75
 per share                                                   334,667            335       250,665             --        251,000

Stock options issued for services - September 17, 2012            --             --         2,429             --          2,429

Net loss for the year ended September 30, 2012                    --             --            --       (379,562)      (379,562)
                                                          ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 30, 2012                               84,016,334     $   84,017    $  875,065     $ (454,634)    $  504,448
                                                          ==========     ==========    ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                      Psychic Friends Network, Inc.
                      (Formerly "Web Wizard, Inc.")
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS

                                                                                                      From inception
                                                                      For the Year Ended               (May 9, 2007)
                                                             ------------------------------------        through
                                                             September 30,        September 30,        September 30,
                                                                 2012                 2011                 2012
                                                              ----------           ----------           ----------
OPERATING ACTIVITIES
  Net loss                                                    $ (379,562)          $  (20,452)          $ (454,634)
  Adjustments to reconcile net loss from operations:
    Stock-based compensation                                      96,179                   --               96,179
    Amortization                                                   5,503                   --                5,503
  Change in operating assets and liabilities:
    Prepaid expenses                                              (1,000)                  --               (1,000)
    Accounts payable and accrued liabilities                      32,097                3,900               37,697
                                                              ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                 (246,783)             (16,552)            (316,255)
                                                              ----------           ----------           ----------
INVESTING ACTIVITIES
  Capitalization of website development costs                    (46,750)                  --              (46,750)
                                                              ----------           ----------           ----------
          NET CASH USED IN INVESTING ACTIVITIES                  (46,750)                  --              (46,750)
                                                              ----------           ----------           ----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                         781,000                   --              804,900
  Proceeds from cash subscriptions payable                            --                   --                   --
  Proceeds from related parties                                   12,323               16,480               58,003
                                                              ----------           ----------           ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES              793,323               16,480              862,903
                                                              ----------           ----------           ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      499,790                  (72)             499,898

CASH AND CASH EQUIVALENTS
 - BEGINNING OF PERIOD                                               108                  180                   --
                                                              ----------           ----------           ----------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                                              $  499,898           $      108           $  499,898
                                                              ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                      $       --           $       --           $       --
                                                              ==========           ==========           ==========
  Cash paid for taxes                                         $       --           $       --           $       --
                                                              ==========           ==========           ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in asset acquisition                    $   58,003           $       --           $   58,003
                                                              ==========           ==========           ==========
  Liabilities assumed in asset acquisition                    $      400           $       --           $      400
                                                              ==========           ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2012 and 2011


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Psychic Friends Network, Inc. (OTC:PFNI) hereinafter, ("the Company") was incorporated in the State of Nevada on May 9, 2007 under the name "Web Wizard, Inc.". On February 17, 2012 the Company's board passed a motion to change the corporate name to "Psychic Friends Network, Inc." pursuant to an asset purchase agreement executed on January 27, 2012. As part of this agreement, all of the assets of PFN Holdings were purchased. These assets are an integral part of the Company's business development and ultimately the realization of the Company's anticipated cash flows.

The Company is in the business of providing daily horoscopes and live psychic advice by telephone, internet or our soon to be released mobile application. Our website is www.psychicfriendsnetwork.com. First time customers will be offered promotions and are able to choose their psychic friend by specialties. They also are able to establish an ongoing relationship with their advisor, or they can choose to try someone new the next time they call. We will strive to stay on the cutting edge of technology in an effort to deliver our content. Currently this includes facebook applications, and twitter pages, that reward our customers with free credits towards readings for sharing, liking or tweeting about PFN. We will also be giving all of our psychics their own website, to find new customers.

BASIS OF PRESENTATION

The  Company  is  considered  to be a  development  stage  company  and  has not
generated  significant  revenues  from  operations.   There  is  no  bankruptcy,
receivership, or similar proceedings against our company.

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for annual financial information.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of September 30, 2012, the Company has accumulated losses from inception (May 9, 2007) of $454,634. Likewise, net cash of $316,255 has been used in operations during the same period. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

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

The financial statements have, in management's opinion, been prepared within the framework of the significant accounting policies summarized below:

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage, as defined under Accounting Codification Standard, (ASC 915) "Development Stage Entities". Since its formation, the Company has not yet realized significant revenues from its planned operations.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2012 and 2011


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECLASSIFICATIONS

The Company reclassified $780 and $14,377 in "Transfer and filing fees"; $-0-and $1,500 in "Travel and entertainment", to "General and administrative" expenses for the year ended September 30, 2011 and for the period from inception (May 9, 2007) through September 30, 2011, respectively to conform to the current presentation. The reclassifications had no effect on the Company's financial condition, results of operation, or cash flows.

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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the years ended September 30, 2012 and 2011, the Company recognized no revenues.

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2012 and 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Accordingly, the Company recognized expenses of $2,429 and $0 during the years ended September 30, 2012 and 2011, respectively (see Note 5).

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2012 and 2011


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

The Company capitalized website costs of $46,750 during the year ended September 30, 2012. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $5,503 for the period.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the year ended September 30, 2012, Advertising expenses totaled $23,778.

INCOME TAXES

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax
consequences   attributable  to  temporary  differences  between  the  financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the information available it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company's experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives. As of September 30, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

In  December  2011,  The  FASB  issued  Accounting   Standards  Update  2011-11,
"Disclosures about Offsetting Assets and Liabilities." This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2013. Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2012 and 2011


NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                                Gross
                               Carrying       Accumulated      Net Carrying     Weighted-Average
                                Amount        Amortization        Amount         Remaining Life
                                ------        ------------        ------         --------------
September 30, 2012:
  Capitalized website
   development costs           $46,750          $(5,503)          $41,247          2.74 years
                               -------          -------           -------          ----------
Total                          $46,750          $(5,503)          $41,247          2.74 years
                               =======          =======           =======          ==========

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby the Company borrowed amounts from time to time which are interest-free, payable on demand. During the year ended September 30, 2012, advances of $12,723 were made pursuant to this agreement. According to the terms of the "Asset Purchase Agreement" with PFN Holdings, all related party advances were fully repaid as of September 30, 2012, leaving a balance of $0 and $0 as of September 30, 2012 and 2011, respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

As summarized in Note 1, on January 27, 2012, our board of directors approved to effect a name change from Web Wizard, Inc. to Psychic Friends Network Inc. In addition to the name change, our board of directors approved a ten (10) new for one (1) old forward stock split of our authorized and issued and outstanding shares of common stock. Upon effect of the forward stock split, our authorized capital was increased from 75,000,000 to 750,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock was increased from 8,225,000 to 82,250,000 shares of common stock as of September 30, 2011, all with a par value of $0.001.

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

In January 2012, the Company issued common post-split shares previously payable of 600,000 at a price of $0.09667 per share as described in detail below.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2012 and 2011


NOTE 5 - STOCKHOLDERS' EQUITY - (CONTINUED)

In April 2012, the Company authorized the issuance of 100,000 post-split shares of common stock at a price of $0.75 per share, for consulting services valued at $75,000.

In April 2012, the Company authorized the issuance of 333,333 post-split shares of common stock at a price of $0.75 per share, for total proceeds of $250,000.

In July 2012, the Company authorized the issuance of 25,000 post-split shares of common stock at a price of $0.75 per share, for consulting services valued at $18,750.

In July 2012, the Company received cash of $251,000 for 334,667 post-split common shares issued at a price of $0.75 per share pursuant to a financing agreement.

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

OPTIONS AND WARRANTS

During July 2012, the Company's shareholders approved its 2012 Stock Option Plan ("the Plan"). Under the Plan, the Company may issue up to 8,250,000 shares at its discretion. On September 17, 2012, the Company granted 200,000 stock options to a director of the Company which shall vest on September 17, 2013. The options expire ten (10) years following the vesting date and carry a strike price of $0.35

These options were valued using the Black-Scholes model and the following inputs: 1 year vesting term, 10 year life, volatility of 139.6%, interest rate of 1.85%, and 0% forfeiture rate. The resulting value was $0.34 per option for a total value of $68,259. Accordingly, during the years ended September 30, 2012 and 2011, the Company recognized expense of $2,429 and $0, respectively, for options granted during the years pursuant to ASC Topic 718. Unrecognized stock option compensation expense of $65,830 at September 30, 2012 will be recognized during the year ended September 30, 2013.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2012 and 2011


NOTE 5 - STOCKHOLDERS' EQUITY - (CONTINUED)

A summary of the status of the options granted at September 30, 2012 and 2011and changes during the years then ended is presented below:


                                               2012                  2011
                                        ------------------     -----------------
                                                  Weighted              Weighted
                                                   Average               Average
                                                  Exercise              Exercise
                                        Shares      Price      Shares     Price
                                        ------      -----      ------     -----

Outstanding at beginning of period          --      $  --          --    $   --
  Granted                              200,000       0.35                    --
  Exercised                                 --                     --        --
  Expired or canceled                       --                     --        --

Outstanding at end of period           200,000      $0.35          --    $   --
                                       -------      -----      ------    ------

Exercisable                                 --      $  --          --    $   --
                                       =======      =====      ======    ======

The options outstanding at September 30, 2012 and 2011 have a weighted average exercise price of $0.35 per share and have a remaining useful life of 9.97 years.

NOTE 6 - INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $90,946 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended September 30,            2012                    2011
----------------------------------         ----------              ----------
Book loss for the year                     $ (379,562)             $  (20,452)
Adjustments:
  Meals and entertainment                       1,496                      --
  Stock based compensation                     93,750                      --
  Unpaid payroll taxes                         16,829                      --
                                           ----------              ----------
Tax loss for the year                        (265,058)                (20,452)
Estimated effective tax rate                       34%                     34%
                                           ----------              ----------
Deferred tax asset                         $  (90,946)             $   (6,954)
                                           ==========              ==========

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2012 and 2011


NOTE 6 - INCOME TAXES - (CONTINUED)

The total valuation allowance is $90,946. Details for the last two periods are as follows:

For the period ended September 30,            2012                    2011
----------------------------------         ----------              ----------

Deferred tax asset                         $   90,946              $    6,954
Valuation allowance                           (90,946)                 (6,954)
                                           ----------              ----------
Net deferred tax asset                             --                      --
                                           ----------              ----------
Income tax expense                         $       --              $       --
                                           ==========              ==========

Below is a chart showing the estimated corporate federal cumulative net operating loss (NOL) carry forward of $342,559 and the years in which it will expire.

    Year                                    Amount              Expiration
    ----                                    ------              ----------

2012                                      $ 267,487            2032
2011                                      $  20,452            2031
Prior to 2011                             $  54,620            Prior to 2031

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined there are no such events that would require adjustment to, or disclosure in, the financial statements