Form 10-K/A
period 2012-09-30
Psychic Friends Network Inc.
filed 2013-01-28
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A
                                (Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 84,016,334 shares of common stock as of January 8, 2013

                                EXPLANATORY NOTE

Psychic Friends Network, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed on January 8, 2013 ("Annual Report"), to provide the additional information required by Part III of Form 10-K. In addition we have included the required officer certifications pursuant to the Sarbanes-Oxley Act of 2002. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV of the Annual Report. The information included in this Amendment No. 1 is provided in lieu of incorporating by reference such information from the Company's definitive informational or proxy statement for the 2012 Annual Meeting of Stockholders.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CORPORATE GOVERNANCE MATTERS

BOARD STRUCTURE

Our Board of Directors currently consists the following four directors: Marc Lasky, Mike Lasky, Peter Newton and Kelly Anderson. Our directors Peter Newton and Kelly Anderson are independent directors. At each annual meeting of stockholders, the stockholders will elect a successor to each of the directors, or re-elect each such director, with each successor or re-elected director to serve from the time of election until the annual meeting following election.

Our Bylaws also provide that the authorized number of directors that shall be between one and nine, and such number may be fixed and changed from time to time by our stockholders. Vacancies may be filled by the affirmative vote of the remaining of directors then in office. Between successive annual meetings, our Board of Directors has the power to appoint one or more additional directors but not more than 1/2 of the number of directors fixed at the last stockholder meeting at which directors were elected. A director so appointed holds office only until the next following annual meeting, but is eligible for election at that meeting. So long as he or she is an additional director, the number of directors will be increased accordingly.

DIRECTORS AND OFFICERS

The names of the members of our Board of Directors and officers and certain information concerning each of them as of September 30, 2012, are set forth below.

       Name                   Age                      Position
       ----                   ---                      --------

     Marc Lasky               45         Director and Chief Executive Officer
     Mike Lasky               70         Director and President
     Kelly Anderson           44         Director
     Peter Newton             49         Director

MARC LASKY, our CEO and director since March 30, 2012, has operated Pikesville Pictures, a production company that specializes in infomercials and direct response advertising. In March of 2005, Pikesville began to expand to become a full service internet production company, which includes design, development and e-commerce for websites. Mr. Lasky is also a winner of the prestigious NIMA award for Best Infomercial Production, Best Infomercial Script and best Direct Response show. Marc Lasky is the creator of the original Psychic Friends Network(TM) brand name. He produced and directed the Psychic Friends infomercials, Psychic Revival Network, Psychic Television Network, The Love Psychic and The Psychic Friends Network, grossing over $180M in year one, and eventually generating over $1 billion in revenue during the 1990s. During this time, he gained valuable experience in media purchasing and a wide variety of operational responsibilities also working for Bernard Dunn Advertising. Marc has also been responsible for the launch of several internet based businesses, and has gained experience working with the top designers, developers and internet marketers.

MIKE LASKY, our President and director since March 30, 2012, has been retired as of June of 2006. He has come out of retirement in order to focus on the development of Psychic Friends Network. Mr. Lasky is the creator of Mike Warren Associates, a leader in sports information services. Started in 1972, it was soon averaging $20 million in annual sales. After setting up Mike Warren Associates, Mr. Lasky formed Inphomation Communication in the early 1990's. Inphomation became one the top infomercial companies in the world. Mike most successful venture and Inphomation's lead program was The Psychic Friends Network(TM). He pioneered the "at home network" whereby all the psychics worked at home and received calls from a single 900 number national network. An industry magazine, Electronic Retail named Mike the 'Man of the Year' in 1995. In addition his company created such successes as Barbara D'Angelis' Making Love Work(TM), Roland Martin's Helicopter Lure(TM), and 4CapitalM, a start up mortgage company.

KELLY J. ANDERSON, our director since September 9, 2012, provides financial consulting and advisory services for emerging growth companies since February 2012. From March 2008 through February 2012, Ms. Anderson was Executive Vice President and Chief Financial Officer of T3 Motion, Inc. She was also a member of T3 Motion, Inc.'s board of directors from January 2009 until January 2010. From May 2006 until January 2008, Ms. Anderson was Vice President at Experian, a leading credit report agency. From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, and Chief Financial Officer of NNN 2003 Value Fund, LLC and A REIT, Inc., all of which were real estate investment funds managed by TripleNet Properties. Ms. Anderson also is on the board of directors of the Santa Ana YMCA.

PETER NEWTON, our director since April 26, 2012, is a medical doctor and entrepreneur. Dr. Newton has been in private practice for over 15 years in Beverly Hills, CA. His entrepreneurial spirit helped launch several businesses, both medically and non-medically related into successful corporations. In 2003, he helped launch LaPeer Surgery Center and Health Systems, a multi-million dollar surgery center and health group. In 2007, he became a founding member of Beverly Hills Hospitality Group, LLC, a real estate/hospitality investment group where members are working on building and developing a boutique hotel in Dana Point, CA. In 2010, he became a board member of PriceDoc.com, a start-up healthcare pricing site recognized in the Wall Street Journal, and featured on CBS news, NBC news, and ABC news, to name a few, where cash paying consumers can shop for, compare and purchase affordable medical and dental procedures from qualified providers in their area.

DIRECTOR QUALIFICATIONS

Our Board has the responsibility to recommend nominees for election to the Board. Rather than maintaining a formal list of minimum qualifications in making its identification, evaluation and recommendation of nominees, the Board considers the entirety of each candidate's credentials, including relevant skills and experience, independence, business judgment, service on the boards of directors of other companies, personal and professional integrity, openness and ability to work as part of a team, willingness to commit the required time to serve as a Board member, and familiarity with the Company and its industry.

The Board believes that each of its directors and director nominees understands fully the responsibilities of service as a director and the governance requirements applicable to public companies.

In identifying, nominating and approving director candidates, the Board also believes the Board, as a whole, should have:

     *    significant senior management experience;
     * experience overseeing public company financial management matters, including expertise in financial reporting and internal control, which experience and expertise are essential to the Company's ability to comply with its many and complex financial reporting responsibilities;
     * substantial experience in varied facets of the psychic services industry; and
     * a background in investing and capital raising activities, which the Board believes is made necessary by the Company's growth profile.

The Board, in recommending director candidates, considers diversity based on the extent to which a candidate's experiences in the areas described above differ from those of the other members of the Board. A candidate is nominated only if the Board believes the combination of the candidate's experiences will bring a unique perspective to Board deliberations and the oversight of the Company's affairs.

As a result of the experiences of its individual members detailed below, the Board believes that the Board, as a whole, has the following qualifications and experience valued by them.


Significant senior management experience:                           Mike Lasky
                                                                    Ms. Anderson

Experience overseeing public company financial management
matters, including expertise in financial reporting and
internal control:                                                   Ms. Anderson


Substantial experience in varied facets of the psychic
services industry:                                                  Marc Lasky
                                                                    Mike Lasky

Background in investing and capital raising activities:             Mr. Newton
                                                                    Ms. Anderson
COMMITTEES OF THE BOARD OF DIRECTORS

As of September 30, 3012, the Board of Directors had only an Audit Committee. Members are elected by the Board of Directors and serve until their successors are elected and qualified. Each of the committees of the Board of Directors has adopted a charter, all of which can be found in the corporate governance section of our website.

AUDIT COMMITTEE. The Audit Committee, which currently consists of Ms. Anderson, oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures. Ms. Anderson serves as chairman of this committee and has been determined by our Board of Directors to be an "audit committee financial expert" as defined under the rules of the SEC. The Audit Committee met once during the fiscal year ended September 30, 2012.

As of September 30, 2012, the Board as a whole served the functions of a Nominating and Governance Committee and Compensation Committee.

CORPORATE GOVERNANCE GUIDELINES

Our Board of Directors has adopted a Code of Ethics and Business Conduct, which contains general guidelines for conducting our business and applies to all of our officers, directors and employees, and can be found on our website.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires our officers and directors and persons who own more than 10% of the outstanding shares of our common stock to file reports of ownership and changes in ownership concerning their shares of our common stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the fiscal year ended September 30, 2012, except that Form 3's for Mike Lasky, Marc Lasky, Peter Newton and Kelly Anderson have yet to be filed.

ITEM 11. EXECUTIVE COMPENSATION EXECUTIVE OFFICER CONTRACTS

Our executive officers provided such services to the Company for the year ended September 30, 3012 on a consulting basis.

According to the terms of these consulting contracts, the Company pays Pikesville Pictures, Inc. (Marc Lasky - CEO services) $2,250 weekly, and Mike Lasky (President services) $1,250 weekly.

The contracts contain no severance provisions.

SUMMARY COMPENSATION

The following table sets forth the compensation of the named executive officers for each of the fiscal years ended September 30, 2012 and 2011.

Name and            Year
Principal           ended
Position            9/30         Salary ($)        Total ($)
--------            ----         ----------        ---------

Marc Lasky          2012          58,500           58,500
CEO                 2011              --               --

Mike Lasky          2012          32,500           32,500
President           2011              --               --

DIRECTOR COMPENSATION

The following table sets forth the compensation of our directors for the fiscal year ended September 30, 2012:

                                 Option
     Name                       Awards ($)         Total ($)
     ----                       ----------         ---------

Kelly Anderson                   68,259            68,259

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by each of our named executive officers and directors as of September 30, 2012:


                                            Option Awards
                ----------------------------------------------------------------
                                                Equity
                                               Incentive
                                              Plan Awards;
                 Number of      Number of      Number of
                Securities     Securities     Securities
                Underlying     Underlying     Underlying
                Unexercised    Unexercised    Unexercised    Option     Option
                Options (#)    Options (#)     Unearned     Exercise  Expiration
Name            Exercisable   Unexercisable   Options (#)    Price($)    Date
----            -----------   -------------   -----------    --------    ----

Kelly Anderson      0           200,000         200,000       $0.35    9/7/2022

INDEMNIFICATION

We have entered into an indemnification agreement with Kelly Anderson, one of our independent directors ("indemnitee"), which is intended to permit indemnification to the fullest extent now or hereafter permitted by the Nevada Revised Statutes of the State of Nevada. It is possible that the applicable law could change the degree to which indemnification is expressly permitted. The indemnification agreement covers expenses (including attorneys' fees), judgments, fines and amounts paid in settlement incurred by indemnitee when, in her capacity as a director, the indemnitee is made or threatened to be made a party to any suit or proceeding. The indemnification agreement generally covers claims relating to the fact that the indemnitee is or was a director of ours. The indemnification agreement also obligates us to promptly advance all reasonable expenses incurred in connection with any claim. The indemnitee is, in turn, obligated to reimburse us for all amounts so advanced if it is later determined that the indemnitee is not entitled to indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

The following table sets forth the number of shares of our common stock beneficially owned as of January 21, 2013, by (1) those persons or any group (as that term is used in Section 13(d)(3) of the Exchange Act) known to beneficially own more than 5% of the outstanding shares of our common stock, (2) each named executive officer and director of the Company, and (3) all directors and executive officers of the Company as a group. For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The following percentage information is calculated based on 84,016,334 shares of common stock that were outstanding as of January 21, 2013.

                                             Number of         Percentage of
                                               Shares              Shares
                                            Beneficially        Beneficially
                                               Owned               Owned
                                            ------------        ------------

Marc Lasky, CEO and director                 20,619,500            24.5%
Peter Newton, director                       18,216,000            21.7%
Mike Lasky, President and director           11,764,500            14.0%
Kelly Anderson, director                              0             0.0%
All directors and executive officers
 as a group (4)                              50,600,000            60.2%

The stockholders listed possess sole voting and dispositive power with respect to the shares beneficially owned by that person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees paid to our independent registered public accounting firm Sadler Gibb & Associates, LLC for the fiscal year ended September 30, 2012 and George Stewart, CPA, for the fiscal year ended September 30, 3011:

                                               9/30/2012         9/30/2011
                                               ---------         ---------

Audit Fees                                      $4,000            $8,400
Audit-Related Fees                              $4,000                --
Tax Fees                                            --                --
All Other Fees                                      --                --
Total                                           $8,000            $8,400

The Audit Committee is responsible for approving in advance any services to be performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority for these services to one or more members, whose decisions shall be presented to the full Audit Committee at its scheduled meetings. Each of these services must receive specific pre-approval by the Audit Committee or its delegate unless the Audit Committee has provided general pre-approval for such category of services in accordance with policies and procedures that comply with applicable laws and regulations. All of the services described above under audit fees, audit-related fees and tax fees for 2012 were pre-approved by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS

Number                               Exhibit
------                               -------

 31       Rule 13a-14(a) Certification of Principal Executive and Financial
          Officer

 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive and Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

PSYCHIC FRIENDS NETWORK, INC.


By: /s/ Marc Lasky
   -----------------------------------
   Mark Lasky, Chief Executive Officer

Dated: January 25, 2013