Form 10-Q
period 2012-12-31
Psychic Friends Network Inc.
filed 2013-02-14
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 84,032,543 outstanding shares of common stock outstanding as of December 31, 2012.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................   3

     Item 2.  Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation ....................................  12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  19

     Item 4.  Controls And Procedures .....................................  19

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................  20

     Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds..  20

     Item 3.  Defaults Upon Senior Securities .............................  20

     Item 4.  Mine Safety Disclosures .....................................  20

     Item 5.  Other Information ...........................................  20

     Item 6.  Exhibits ....................................................  20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS...................................................   4

CONDENSED STATEMENTS OF OPERATIONS ........................................   5

CONDENSED STATEMENTS OF CASH FLOWS ........................................   6

NOTES TO THE CONDENSED FINANCIAL STATEMENTS ...............................   7

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                     December 31,         September 30,
                                                                         2012                 2012
                                                                      ----------           ----------
ASSETS

CURRENT ASSETS
  Cash                                                                $  361,120           $  499,898
  Prepaid expenses                                                         1,000                1,000
                                                                      ----------           ----------
      TOTAL CURRENT ASSETS                                               362,120              500,898

INTANGIBLE ASSETS
  Website development (net of $8,630 and $5,503
   of accumulated amortization, respectively)                             54,620               41,247
                                                                      ----------           ----------

      TOTAL ASSETS                                                    $  416,740           $  542,145
                                                                      ==========           ==========
LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                            $   27,630           $   37,697
                                                                      ----------           ----------
      TOTAL CURRENT LIABILITIES                                           27,630               37,697
                                                                      ----------           ----------
      TOTAL LIABILITIES                                                   27,630               37,697
                                                                      ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock; 750,000,000 shares authorized at $0.001 par
   value; 84,032,543 and 84,016,334 issued and outstanding
   at December 31, 2012 and September 30, 2012, respectively              84,033               84,017
  Additional paid-in capital                                             897,892              875,065
  Deficit accumulated during development stage                          (592,815)            (454,634)
                                                                      ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                         389,110              504,448
                                                                      ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  416,740           $  542,145
                                                                      ==========           ==========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                        From inception
                                              For the Three Months Ended                (May 9, 2007)
                                           -----------------------------------             through
                                           December 31,           December 31,           December 31,
                                               2012                   2011                   2012
                                           ------------           ------------           ------------
REVENUE                                    $        462           $         --           $      1,896
                                           ------------           ------------           ------------
OPERATING EXPENSES
  Payroll expenses                               37,705                     --                129,284
  Depreciation and amortization                   3,127                  8,630
  General and administrative                     41,708                  4,708                117,692
  Consulting fees                                43,093                     --                184,745
  Legal and professional                         12,765                  3,300                153,710
                                           ------------           ------------           ------------
TOTAL OPERATING EXPENSES                        138,398                  8,008                594,061
                                           ------------           ------------           ------------
NET LOSS FROM OPERATIONS                       (137,936)                (8,008)              (592,165)

OTHER EXPENSE
  Bank charges and interest                         245                     --                    650
                                           ------------           ------------           ------------
TOTAL OTHER EXPENSE                                 245                     --                    650
                                           ------------           ------------           ------------
NET LOSS BEFORE INCOME TAXES                   (138,181)                (8,008)              (592,815)
PROVISION FOR INCOME TAX                             --                     --                     --
                                           ------------           ------------           ------------

NET LOSS FOR THE PERIOD                    $   (138,181)          $     (8,008)          $   (592,815)
                                           ============           ============           ============
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE                          $      (0.00)          $      (0.00)
                                           ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES (BASIC AND DILUTED)                  84,022,212             82,250,000
                                           ============           ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                           From inception
                                                                          For the Three Months Ended       (May 9, 2007)
                                                                         ----------------------------         through
                                                                        December 31,      December 31,      December 31,
                                                                            2012              2011              2012
                                                                         ----------        ----------        ----------
OPERATING ACTIVITIES
  Net loss                                                               $ (138,181)       $   (8,008)       $ (592,815)
  Adjustments to reconcile net loss from operations:
    Stock-based compensation for options issued                              17,190                --           113,369
    Amortization                                                              3,127                --             8,630
    Common stock issued for services                                          5,653                --             5,653
  Change in operating assets and liabilities:
    Increase in prepaid expenses                                                 --                --            (1,000)
    Increase (Decrease) in accounts payable and accrued liabilities         (10,067)            5,590            27,630
                                                                         ----------        ----------        ----------
           NET CASH USED IN OPERATING ACTIVITIES                           (122,278)           (2,418)         (438,533)
                                                                         ----------        ----------        ----------

INVESTING ACTIVITIES
  Capitalization of website development costs                               (16,500)               --           (63,250)
                                                                         ----------        ----------        ----------
           NET CASH USED IN INVESTING ACTIVITIES                            (16,500)               --           (63,250)
                                                                         ----------        ----------        ----------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                         --                --           804,900
  Proceeds from related parties                                                  --             2,400            58,003
                                                                         ----------        ----------        ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                             --             2,400           862,903
                                                                         ----------        ----------        ----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                (138,778)              (18)          361,120
CASH AND CASH EQUIVALENTS
  -BEGINNING OF PERIOD                                                      499,898               108                --
                                                                         ----------        ----------        ----------
CASH AND CASH EQUIVALENTS
  -END OF PERIOD                                                         $  361,120        $       90        $  361,120
                                                                         ==========        ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                 $       --        $       --        $       --
                                                                         ==========        ==========        ==========
  Cash paid for taxes                                                    $       --        $       --        $       --
                                                                         ==========        ==========        ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in asset acquisition                               $       --        $       --        $   58,003
                                                                         ==========        ==========        ==========
  Liabilities assumed in asset acquisition                               $       --        $       --        $      400
                                                                         ==========        ==========        ==========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2012 and September 30, 2012


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2012 are not necessarily indicative of results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2012.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of December 31, 2012, the Company has accumulated losses from inception (May 9, 2007) of $592,815. Likewise, net cash of $438,533 has been used in operations during the same period. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events,

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2012 and September 30, 2012


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECLASSIFICATIONS

The Company reclassified $4,690 and $19,067 in "Transfer and filing fees"; $-0-and $1,500 in "Travel and entertainment", to "General and administrative" expenses for the three months ended December 31, 2011 and for the period from inception (May 9, 2007) through December 31, 2012, respectively to conform to the current presentation. The reclassifications had no effect on the Company's financial condition, results of operation, or cash flows.

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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the three months ended December 31, 2012 and 2011, the Company recognized revenues of $462 and $-0- for which each of the four aforementioned criteria were satisfied.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2012 and September 30, 2012


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012 and September 30, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Accordingly, the Company recognized expenses of $17,190 and $-0- during the three months ended December 31, 2012 and 2011, respectively (see Note 4).

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

The Company capitalized website costs of $16,500 during the three months ended December 31, 2012. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $3,127 for the period.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the three months ended December 31, 2012 and 2011, advertising expenses totaled $11,410 and $-0-, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2012 and September 30, 2012


NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                        Gross
                       Carrying    Accumulated    Net Carrying  Weighted-Average
                        Amount     Amortization      Amount      Remaining Life
                        ------     ------------      ------      --------------
December 31, 2012:
  Capitalized website
   development costs   $63,250       $(8,630)       $54,620      2.60 years
                       -------       -------        -------      ----------

TOTAL                  $63,250       $(8,630)       $54,620      2.60 years
                       =======       =======        =======      ==========

NOTE 4 - STOCKHOLDERS' EQUITY

OPTIONS AND WARRANTS

During July 2012, the Company's shareholders approved its 2012 Stock Option Plan ("the Plan"). Under the Plan, the Company may issue up to 8,250,000 shares at its discretion. On September 17, 2012, the Company granted 200,000 stock options to a director of the Company which shall vest on September 17, 2013. The options expire ten (10) years following the vesting date and carry a strike price of $0.35

These options were valued using the Black-Scholes model and the following inputs: 1 year vesting term, 10 year life, volatility of 139.6%, interest rate of 1.85%, and 0% forfeiture rate. The resulting value was $0.34 per option for a total value of $68,259. Accordingly, during the three months ended December 31, 2012 and 2011, the Company recognized expense of $17,190 and $-0-, respectively, for options granted during the years pursuant to ASC Topic 718. Unrecognized stock option compensation expense of $48,581 at December 31, 2012 will be recognized during the year ended September 30, 2013.

A summary of the status of the options granted at December 31, 2012 and September 30, 2012 and changes during the periods then ended is presented below:

                            December 31, 2012           September 30, 2012
                         ------------------------    -------------------------
                                  Weighted Average             Weighted Average
                         Shares    Exercise Price    Shares     Exercise Price
                         ------    --------------    ------     --------------
Outstanding at           200,000       $0.35              --        $  --
 beginning of period
Granted                       --          --         200,000         0.35
Exercised                     --          --              --           --
Expired or canceled           --          --              --           --
                         -------       -----         -------        -----
Outstanding at end
 Of period               200,000       $0.35         200,000        $0.35
                         =======       =====         =======        =====

Exercisable                   --       $  --              --        $  --
                         -------       -----         -------        -----

The options outstanding at December 31, 2012 and September 31, 2012 have a weighted average exercise price of $0.35 per share and have a remaining useful life of 9.72 years.

                          PSYCHIC FRIENDS NETWORK, INC.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2012 and September 30, 2012


NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined there are no such events that would require adjustment to, or disclosure in, the financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to; increased competitive pressures from existing competitors and new entrants; our ability to efficiently and effectively finance our operations; deterioration in general or regional economic conditions; adverse state or federal legislation or regulation that increases the costs of compliance; ability to achieve future sales levels or other operating results; the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain; the psychic services market; our ability to develop a fully-functioning web portal; changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate; inability to efficiently manage our operations; the inability of management to effectively implement our strategies and business plans; and the other risks and uncertainties detailed in this report.

Throughout this report references to "we", "our", "us", "PFN", "the Company", and similar terms refer to Psychic Friends Network, Inc.

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

ACQUISITION OF PSYCHIC FRIENDS NETWORK

On January 27, 2012, we entered into an agreement to acquire certain assets related to providing psychic consultation services under the trade name "The Psychic Friends Network". On March 30, 2012 we closed such asset purchase with PFN Holdings, Inc. pursuant to which we acquired a number of assets related to providing psychic consultation services under the trade name "The Psychic Friends Network" in exchange for 50,600,000 shares of our common stock. In conjunction with this acquisition, our prior sole director and officer Ya Tang Chao cancelled 50,000,000 shares of our common stock.

In conjunction with the asset purchase, we also entered into a financing agreement with Right Power Services Ltd., a British Virgin Islands company. Pursuant to the financing agreement, Right Power Services provided us with a total of $745,000 in equity financing.

BUSINESS

OUR SERVICES AND PLAN OF OPERATION

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

Since we acquired the PFN Holdings' assets, we are in the process of finishing the development of a new updated commercial ready website as the platform for our services. In the meantime, we are and will continue to explore the latest web developments and technology and we may consider a hosted website solution as a test platform for our services so that we can test marketing and business continuity options. As a web development company, we will continue to explore the latest in web technologies and will consider the platforms that meet our customer demands. The main focus of our website is to capitalize on current technologies and social media as well as increasing the overall experience for our customers.

When we commercially launch our website, we anticipate that we will be able to provide customers with multiple connections to our psychic advisors, including toll free and click to call telephone services, audio, video and text chat internet services, and mobile phone applications and SMS services.

Currently, our website is not fully operational, yet it is capable of providing limited services in the area of connecting customers for one-on-one telephone calls with psychics. When fully operational, the one-on-one call service is the core business of The Psychic Friends Network. People can call from the comfort of their homes, offices, or wherever they choose, and they will be instantly connected to their favorite Master Psychic, for a confidential reading. Callers have the option to choose a psychic by category, such as, Tarot, Astrology, Love & Relationships, Money and Career, Dreams or even Past Lives. They may also choose to speak to the next available psychic or to speak to the same psychic each time they call, which allows them to establish an ongoing relationship, simply by calling that psychic's extension. Callers can choose to pay by credit card, debit card, pay by check, or by using pre-paid Gift Cards. The prices that we charge are flexible, so that we are able to test multiple pricing points to see what will optimize profits. We plan to offer first time caller promotional rates. The key is to get new callers in the door. Historically, we found that over 65% of our callers end up calling back. We believe this is primarily due to the stringent selection process we have for choosing the psychics we engage for our service.

With the advent of new technologies, like Mobile applications, VOIP, and social media tools, we will be able to offer psychics from all over the world, and accept international calls from customers. We believe that these technological improvements will allow us to capture a large audience. As part of the website we are developing, we will be including a number of services which we were not previously able to offer. These are currently under development and include:

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011:

REVENUE

We generated $462 in revenue during the three months ended December 31, 2012 and no revenue during the three months ended December 31, 2011. The limited revenue in 2012 was due to some initial psychic service calls we handled while our website is still reaching full operative mode.

OPERATING EXPENSES

During the three months ended December 31, 2012, total operating expenses for the Company were $138,398 compared to $8,008 for the three months ended December 31, 2011. The increase in expenses was due to the commencement of business operations and related payroll, as well as website development and increased professional fee costs incurred as an operating public company versus a shell public company.

NET LOSS

Our net loss for the three months ended December 31, 2012 was $138,181 as compared to a net loss of $8,008 for the three months ended December 31, 2011. This increase in net loss was due to our increased operating expenses and limited offsetting revenue.

FROM INCEPTION (MAY 9, 2007) TO DECEMBER 31, 2012:

REVENUE

We generated limited revenues in the amount of $1,896 during the period from May 9, 2007 (inception) to December 31, 2012. Of these, only $462 were revenues were generated in our operations as Psychic Friends Network.

OPERATING EXPENSES

Total operating expenses for the period from May 9, 2007 (inception) through December 31, 2012 were $594,061.

NET LOSS

Our accumulative net loss for the period from May 9, 2007 (inception) to December 31, 2012 was $592,815.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we have yet to generate any material revenues from our business operations as our website has yet to fully commercially launch.

As of December 31, 2012, we had $361,120 in cash and $416,740 in total assets, of which $54,620 (net of $8,630 accumulated amoritzation) which was due to website development. Our total liabilities were $27,630.

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

RECLASSIFICATIONS

The Company reclassified $4,690 and $19,067 in "Transfer and filing fees"; $-0-and $1,500 in "Travel and entertainment", to "General and administrative" expenses for the three months ended December 31, 2011 and for the period from inception (May 9, 2007) through December 31, 2011, respectively to conform to the current presentation. The reclassifications had no effect on the Company's financial condition, results of operation, or cash flows.

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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the three months ended December 31, 2012 and 2011, the Company recognized revenues of $462 and $-0- for which each of the four aforementioned criteria were satisfied.

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012 and September 30, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Accordingly, the Company recognized expenses of $17,190 and $-0- during the three months ended December 31, 2012 and 2011, respectively (see Note 4).

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

The Company capitalized website costs of $16,500 during the three months ended December 31, 2012. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $3,127 for the period.

Advertising Costs

Advertising costs are to be expensed as incurred in accordance to Company policy; for the three months ended December 31, 2012 and 2011, advertising expenses totaled $11,410 and $0, respectively.

Recent Accounting Pronouncements

Management has evaluated all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during the three months ended December 31, 2012.

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

                                       PSYCHIC FRIENDS NETWORK, INC.


Date: February 14, 2013                By: /s/ Marc Lasky
                                           -------------------------------------
                                           Marc Lasky
                                           Chief Executive and Financial Officer
                                           (Principal Executive Officer and
                                           Principal Financial and Accounting
                                           Officer)