Form 10-Q
period 2013-03-31
Psychic Friends Network Inc.
filed 2013-05-14
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 84,032,543 outstanding shares of common stock outstanding as of March 31, 2013.

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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                        March 31, 2013      September 30, 2012
                                                                        --------------      ------------------
                                                                          (unaudited)
ASSETS

Current assets
  Cash                                                                    $  241,887           $  499,898
  Prepaid expenses                                                                --                1,000
                                                                          ----------           ----------
      Total current assets                                                   241,887              500,898

Intangible assets
  Website development (net of $14,651 and $5,503
   of accumulated amortization, respectively)                                 68,249               41,247
                                                                          ----------           ----------

      Total Assets                                                        $  310,136           $  542,145
                                                                          ==========           ==========

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                $   35,926           $   37,697
                                                                          ----------           ----------
      Total current liabilities                                               35,926               37,697
                                                                          ----------           ----------

      Total Liabilities                                                       35,926               37,697
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   84,032,543 and 84,016,334 issued and outstanding at March 31, 2013
   and September 30, 2012, respectively                                       84,033               84,017
  Additional paid-in capital                                                 914,708              875,065
  Deficit accumulated during development stage                              (724,531)            (454,634)
                                                                          ----------           ----------
      Total stockholders' equity                                             274,210              504,448
                                                                          ----------           ----------

      Total liabilities and stockholders' equity                          $  310,136           $  542,145
                                                                          ==========           ==========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                              From inception
                                            Three months ended                  Six months ended               (May 9, 2007)
                                     --------------------------------    ---------------------------------       through
                                     March 31, 2013    March 31, 2012    March 31, 2013     March 31, 2012    March 31, 2013
                                     --------------    --------------    --------------     --------------    --------------
REVENUE                               $        525      $         --      $        987       $         --      $      2,421
                                      ------------      ------------      ------------       ------------      ------------
OPERATING EXPENSES
  Payroll expenses                          36,414                --            74,119                 --           165,698
  Depreciation and amortization              6,021                --             9,148                 --            14,651
  General and administrative                30,407             2,200            72,114              6,890           148,098
  Consulting fees                           40,348                --            83,441                 --           225,093
  Legal and professional                    18,952            29,396            31,717             32,696           172,662
                                      ------------      ------------      ------------       ------------      ------------
      TOTAL OPERATING EXPENSES             132,142            31,596           270,539             39,586           726,202
                                      ------------      ------------      ------------       ------------      ------------

NET LOSS FROM OPERATIONS                  (131,617)          (31,596)         (269,552)           (39,586)         (723,781)

OTHER EXPENSE
  Bank charges and interest                    100                50               345                 68               750
                                      ------------      ------------      ------------       ------------      ------------
      TOTAL OTHER EXPENSE                      100                50               345                 68               750
                                      ------------      ------------      ------------       ------------      ------------

NET LOSS BEFORE INCOME TAXES              (131,717)          (31,646)         (269,897)           (39,654)         (724,531)

PROVISION FOR INCOME TAX                        --                --                --                 --                --

NET LOSS FOR THE PERIOD               $   (131,717)     $    (31,646)     $   (269,897)      $    (39,654)     $   (724,531)
                                      ============      ============      ============       ============      ============
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE                     $      (0.00)     $      (0.00)     $      (0.00)      $      (0.00)
                                      ============      ============      ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES (BASIC AND DILUTED)      84,032,543        82,250,000        84,027,199         82,587,559
                                      ============      ============      ============       ============


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                             From inception
                                                                              Six months ended                (May 9, 2007)
                                                                     -----------------------------------        through
                                                                     March 31, 2013       March 31, 2012     March 31, 2013
                                                                     --------------       --------------     --------------
OPERATING ACTIVITIES
  Net loss                                                             $ (269,897)          $  (39,654)        $ (724,531)
  Adjustments to reconcile net loss from operations:
    Stock-based compensation for options issued                            34,006                   --            130,185
    Amortization                                                            9,148                   --             14,651
    Common stock issued for services                                        5,653                   --              5,653
  Change in operating assets and liabilities:
    Decrease in prepaid expenses                                            1,000                   --                 --
    Increase (Decrease) in accounts payable and accrued liabilities        (1,771)              (1,040)            35,926
                                                                       ----------           ----------         ----------
          NET CASH USED IN OPERATING ACTIVITIES                          (221,861)             (40,694)          (538,116)
                                                                       ----------           ----------         ----------
INVESTING ACTIVITIES
  Capitalization of website development costs                             (36,150)                  --            (82,900)
                                                                       ----------           ----------         ----------
          NET CASH USED IN INVESTING ACTIVITIES                           (36,150)                  --            (82,900)
                                                                       ----------           ----------         ----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                       --              280,000            804,900
  Proceeds from related parties                                                --                9,973             58,003
                                                                       ----------           ----------         ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                            --              289,973            862,903
                                                                       ----------           ----------         ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                              (258,011)             249,279            241,887

CASH AND CASH EQUIVALENTS
  -BEGINNING OF PERIOD                                                    499,898                  108                 --
                                                                       ----------           ----------         ----------
CASH AND CASH EQUIVALENTS
  -END OF PERIOD                                                       $  241,887           $  249,387         $  241,887
                                                                       ==========           ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $       --           $       --         $       --
                                                                       ==========           ==========         ==========
  Cash paid for taxes                                                  $       --           $       --         $       --
                                                                       ==========           ==========         ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in asset acquisition                             $       --           $       --         $   58,003
                                                                       ==========           ==========         ==========
  Liabilities assumed in asset acquisition                             $       --           $       --         $      400
                                                                       ==========           ==========         ==========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2013 and September 30, 2012


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2012.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of March 31, 2013, the Company has accumulated losses from inception (May 9, 2007) of $724,531. Likewise, net cash of $538,116 has been used in operations during the same period. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2013 and September 30, 2012


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

The financial statements have, in management's opinion, been prepared within the framework of the significant accounting policies summarized below:

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage, as defined under Accounting Codification Standard, (ASC 915) "Development Stage Entities". Since its formation, the Company has not yet realized material revenues from its planned operations.

RECLASSIFICATIONS

The Company reclassified certain amounts in the Statement of Operations for the three and six months ended March 31, 2012 financial statements to conform to the current presentation in the March 31, 2013 financial statements. The reclassifications have no effect on the Company's financial condition, results of operation, or cash flows.

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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2013 and September 30, 2012


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the six months ended March 31, 2013 and 2012, the Company recognized revenues of $987 and $-0- for which each of the four aforementioned criteria were satisfied.

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2013 and September 30, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Accordingly, the Company recognized expenses of $43,006 and $-0- during the six months ended March 31, 2013 and 2012, respectively (see Note 4).

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

The Company capitalized website costs of $36,150 during the six months ended March 31, 2013 and 2012, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $9,148 and $-0- for the six months ended March 31, 2013 and 2012, respectively.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the six months ended March 31, 2013 and 2012, advertising expenses totaled $18,424 and $-0-, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2013 and September 30, 2012


NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                        Gross
                       Carrying    Accumulated    Net Carrying  Weighted-Average
                        Amount     Amortization      Amount      Remaining Life
                        ------     ------------      ------      --------------
March 31, 2013:
  Capitalized website
   development costs   $ 82,900     $(14,651)      $ 68,249         2.47 years
                       --------     --------       --------         ----------
Total                  $ 82,900     $(14,651)      $ 68,249         2.47 years
                       ========     ========       ========         ==========


NOTE 4 - STOCKHOLDERS' EQUITY

OPTIONS AND WARRANTS

During July 2012, the Company's shareholders approved its 2012 Stock Option Plan ("the Plan"). Under the Plan, the Company may issue up to 8,250,000 shares at its discretion. On September 17, 2012, the Company granted 200,000 stock options to a director of the Company which shall vest on September 17, 2013. The options expire ten (10) years following the vesting date and carry a strike price of $0.35

These options were valued using the Black-Scholes model and the following inputs: 1 year vesting term, 10 year life, volatility of 139.6%, interest rate of 1.85%, and 0% forfeiture rate. The resulting value was $0.34 per option for a total value of $68,259. Accordingly for options granted during the years pursuant to ASC Topic 718, during the six and three months ended March 31, 2013, the Company recognized expense of $34,006 and $16,816, respectively. The Company had no such expense for the six and three months ended March 31, 2012. Unrecognized stock option compensation expense of $31,764 at March 31, 2013 will be recognized during the year ended September 30, 2013.

A summary of the status of the options granted at March 31, 2013 and September 30, 2012 and changes during the periods then ended is presented below:

                               March 31, 2013            September 30, 2012
                         ------------------------    -------------------------
                                  Weighted Average             Weighted Average
                         Shares    Exercise Price    Shares     Exercise Price
                         ------    --------------    ------     --------------
Outstanding at
 beginning of period    200,000        $0.35             --         $  --
Granted                      --           --        200,000          0.35
Exercised                    --           --             --            --
Expired or canceled          --           --             --            --
                        -------        -----        -------         -----
Outstanding at end
 of period              200,000        $0.35        200,000         $0.35
                        =======        =====        =======         =====
Exercisable                  --        $  --             --         $  --
                        =======        =====        =======         =====

The options outstanding at March 31, 2013 and September 31, 2012 have a weighted average exercise price of $0.35 per share and have a remaining useful life of
9.47 years.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2013 and September 30, 2012


NOTE 5 - SUBSEQUENT EVENTS

On April 17, 2013 the Company entered into a consulting agreement with an independent consultant for an indefinite period of time to provide certain advertising and marketing services. According to the terms of the agreement, the Company has agreed to compensate the consultant a weekly cash fee, common stock and warrants, and a sales commission of 5% of gross revenues resulting from certain third party marketing. As of March 31, 2013 and through the issuance date of these financial statements, there have been no common stock or warrants issued to this consultant.

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined there are no other events that would require adjustment to, or disclosure in, the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to; increased competitive pressures from existing competitors and new entrants; our ability to efficiently and effectively finance our operations; deterioration in general or regional economic conditions; adverse state or federal legislation or regulation that increases the costs of compliance; ability to achieve future sales levels or other operating results; the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain; the psychic services market; our ability to develop a fully-functioning web portal; changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate; inability to efficiently manage our operations; the inability of management to effectively implement our strategies and business plans; and the other risks and uncertainties detailed in this report.

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

During the 1990's and early 2000's, our management operated Psychic Friends Network, a company involved in connecting customers for one on one telephone calls with psychics under the same trademark: "The Psychic Friends Network". This company only had market presence in the U.S and Canada; made up primarily of women, 25-60 years old, and skewed towards African Americans. We believe that the our target market is much larger today, due in part to new technologies like the Internet, mobile phones and social media. We believe that our new offerings will expand our market to individuals from 18-65, of all races. This market will likely still be predominated by women, but we believe that more men will be interested in our Internet and social media offerings than they would be in one on one phone interaction. We believe that the market for psychic services is substantial. An example of the size of the potential market, and also a potential advertising venue for our services, is a syndicated radio show called Coast to Coast. The show attracts an estimated 4.5 million listeners every night, making it the most listened to late night show in North America.

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

We plan to advertise and market our services via the following avenues:

INFOMERCIALS and Commercials - we anticipate that paid advertisements on television and radio will be used to provide information about our services and direct traffic to our various mediums.

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

COMMUNITY - PFN is working on creating a community with the latest technology, which includes all forms of Social Media. When finished, this community will be a place for not only for psychics to "hang out", but also psychic, tarot and astrology enthusiasts. Our psychics will be able to write blogs, and interact with each other and our clients. They can also post events and even sell products. We see this as the future of the industry.

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

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012:

REVENUE

We generated $525 and $987 in revenue during the three and six months ended March 31, 2013 compared to no revenue during the same periods in the prior year. The recent limited revenue was due to some initial psychic service calls we handled while our website is still reaching full operative mode.

OPERATING EXPENSES

During the three and six months ended March 31, 2013, total operating expenses for the Company were $132,142 and $270,539 compared to $31,596 and $39,586 during the same periods in the prior year. The increase in expenses was due to the commencement of business operations and related payroll, as well as website development and increased professional fee costs incurred as an operating public company versus a shell public company.

NET LOSS

Our net loss for the three and six months ended March 31, 2013 was $131,717 and $269,897 compared to $31,646 and $39,654 during the same periods in the prior year. This increase in net loss was due to our increased operating expenses and limited offsetting revenue.

FROM INCEPTION (MAY 9, 2007) TO MARCH 31, 2013:

REVENUE

We generated limited revenues in the amount of $2,421 during the period from May 9, 2007 (inception) to March 31, 2013. Of these, $987 were revenues were generated in our operations as Psychic Friends Network.

OPERATING EXPENSES

Total operating expenses for the period from May 9, 2007 (inception) through March 31, 2013 were $726,202.

NET LOSS

Our accumulative net loss for the period from May 9, 2007 (inception) to March 31, 2013 was $724,531.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31 2013, we have yet to generate any material revenues from our business operations as our website has yet to fully commercially launch.

As of March 31, 2013, we had $241,887 in cash and $310,136 in total assets, of which $68,249 was due to website development. Our total liabilities were $35,926.

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

The financial statements have, in management's opinion, been prepared within the framework of the significant accounting policies summarized below:

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage, as defined under Accounting Codification Standard, (ASC 915) "Development Stage Entities". Since its formation, the Company has not yet realized material revenues from its planned operations.

RECLASSIFICATIONS

The Company reclassified certain amounts in the Statement of Operations for the three and six months ended March 31, 2012 financial statements to conform to the current presentation in the March 31, 2013 financial statements. The reclassifications have no effect on the Company's financial condition, results of operation, or cash flows.

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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the six months ended March 31, 2013 and 2012, the Company recognized revenues of $987 and $-0- for which each of the four aforementioned criteria were satisfied.

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2013 and September 30, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Accordingly, the Company recognized expenses of $43,006 and $-0- during the six months ended March 31, 2013 and 2012, respectively (see Note 4).

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

The Company capitalized website costs of $36,150 during the six months ended March 31, 2013 and 2012, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $9,148 and $-0- for the six months ended March 31, 2013 and 2012, respectively.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the six months ended March 31, 2013 and 2012, advertising expenses totaled $18,424 and $-0-, respectively.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2013.

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

                                       PSYCHIC FRIENDS NETWORK, INC.


Date: May 14, 2013                     By: /s/ Marc Lasky
                                           -------------------------------------
                                           Marc Lasky
                                           Chief Executive and Financial Officer
                                           (Principal Executive Officer and
                                           Principal Financial and Accounting
                                           Officer)