Form 10-Q
period 2013-06-30
Psychic Friends Network Inc.
filed 2013-08-16
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 84,782,543 outstanding shares of common stock outstanding as of June 30, 2013.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................   3

     Item 2.  Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation ....................................  12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  18

     Item 4.  Controls And Procedures .....................................  19

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................  19

     Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds..  19

     Item 3.  Defaults Upon Senior Securities .............................  19

     Item 4.  Mine Safety Disclosures .....................................  19

     Item 5.  Other Information ...........................................  19

     Item 6.  Exhibits ....................................................  20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS...................................................   4

CONDENSED STATEMENTS OF OPERATIONS ........................................   5

CONDENSED STATEMENTS OF CASH FLOWS ........................................   6

NOTES TO THE CONDENSED FINANCIAL STATEMENTS ...............................   7

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                        June 30, 2013     September 30, 2012
                                                                        -------------     ------------------
                                                                         (unaudited)
ASSETS

Current assets
  Cash                                                                   $  159,645           $  499,898
  Prepaid expenses                                                               --                1,000
                                                                         ----------           ----------
      Total current assets                                                  159,645              500,898

Intangible assets
  Website development costs (net of $21,636 and $5,503
   of accumulated amortization, respectively)                                61,264               41,247
                                                                         ----------           ----------

      Total Assets                                                       $  220,909           $  542,145
                                                                         ==========           ==========

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                               $   38,466           $   37,697
                                                                         ----------           ----------
      Total current liabilities                                              38,466               37,697
                                                                         ----------           ----------

      Total Liabilities                                                      38,466               37,697
                                                                         ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   84,782,543 and 84,016,334 issued and outstanding at June 30, 2013
   and September 30, 2012, respectively                                      84,783               84,017
  Additional paid-in capital                                                927,250              875,065
  Deficit accumulated during development stage                             (829,590)            (454,634)
                                                                         ----------           ----------
      Total stockholders' equity                                            182,443              504,448
                                                                         ----------           ----------

      Total liabilities and stockholders' equity                         $  220,909           $  542,145
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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                             From inception
                                             Three months ended                  Nine months ended            (May 9, 2007)
                                       -------------------------------    -------------------------------        through
                                       June 30, 2013     June 30, 2012    June 30, 2013     June 30, 2012     June 30, 2013
                                       -------------     -------------    -------------     -------------     -------------
REVENUE                                $         --      $         --     $        987      $         --      $      2,421
                                       ------------      ------------     ------------      ------------      ------------
OPERATING EXPENSES
  Payroll expenses                           33,644            53,874          107,763            53,874           199,342
  Depreciation and amortization               6,640               975           16,133               975            21,636
  General and administrative                 17,461             9,883           89,230            16,773           165,214
  Consulting fees                            25,172            79,952          108,613            79,952           250,265
  Legal and professional                     22,142            23,359           53,859            56,055           194,804
                                       ------------      ------------     ------------      ------------      ------------
      TOTAL OPERATING EXPENSES              105,059           168,043          375,598           207,629           831,261
                                       ------------      ------------     ------------      ------------      ------------

NET LOSS FROM OPERATIONS                   (105,059)         (168,043)        (374,611)         (207,629)         (828,840)

OTHER EXPENSE
  Bank charges and interest                      --                --              345                68               750
                                       ------------      ------------     ------------      ------------      ------------
      TOTAL OTHER EXPENSE                        --                --              345                68               750
                                       ------------      ------------     ------------      ------------      ------------

NET LOSS BEFORE INCOME TAXES               (105,059)         (168,043)        (374,956)         (207,697)         (829,590)

PROVISION FOR INCOME TAX                         --                --               --                --                --
                                       ------------      ------------     ------------      ------------      ------------

NET LOSS FOR THE PERIOD                $   (105,059)     $   (168,043)    $   (374,956)     $   (207,697)     $   (829,590)
                                       ============      ============     ============      ============      ============
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE                      $      (0.00)     $      (0.00)    $      (0.00)     $      (0.00)
                                       ============      ============     ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES (BASIC AND DILUTED)       84,411,664        83,534,140       84,155,354        82,901,935
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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                        From inception
                                                                            Nine months ended            (May 9, 2007)
                                                                     -------------------------------        through
                                                                     June 30, 2013     June 30, 2012     June 30, 2013
                                                                     -------------     -------------     -------------
OPERATING ACTIVITIES
  Net loss                                                            $ (374,956)       $ (207,697)       $ (829,590)
  Adjustments to reconcile net loss from operations:
    Stock-based compensation for options issued                           39,798                --            39,798
    Amortization expense                                                  16,133               975            21,636
    Common stock issued for services                                      13,153            75,000           109,332
  Change in operating assets and liabilities:
    Decrease in prepaid expenses                                           1,000                --                --
    Increase (Decrease) in accounts payable and accrued liabilities          769             6,754            38,466
                                                                      ----------        ----------        ----------
      NET CASH USED IN OPERATING ACTIVITIES                             (304,103)         (124,968)         (620,358)
                                                                      ----------        ----------        ----------
INVESTING ACTIVITIES
  Capitalization of website development costs                            (36,150)          (23,400)          (82,900)
                                                                      ----------        ----------        ----------
      NET CASH USED IN INVESTING ACTIVITIES                              (36,150)          (23,400)          (82,900)
                                                                      ----------        ----------        ----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                      --           525,000           804,900
  Proceeds from related parties                                               --            12,323            58,003
  Proceeds from issuance of convertible notes payable                         --             5,000                --
                                                                      ----------        ----------        ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                               --           542,323           862,903
                                                                      ----------        ----------        ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (340,253)          393,955           159,645

CASH AND CASH EQUIVALENTS
 -BEGINNING OF PERIOD                                                    499,898               108                --
                                                                      ----------        ----------        ----------
CASH AND CASH EQUIVALENTS
 -END OF PERIOD                                                       $  159,645        $  394,063        $  159,645
                                                                      ==========        ==========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                              $       --        $       --        $       --
                                                                      ==========        ==========        ==========
  Cash paid for taxes                                                 $       --        $       --        $       --
                                                                      ==========        ==========        ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in asset acquisition                            $       --        $   58,003        $   58,003
                                                                      ==========        ==========        ==========
  Liabilities assumed in asset acquisition                            $       --        $    5,000        $      400
                                                                      ==========        ==========        ==========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      June 30, 2013 and September 30, 2012


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended June 30, 2013 are not necessarily indicative of results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2012.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of June 30, 2013, the Company has accumulated losses from inception (May 9, 2007) of $829,590. Likewise, net cash of $620,358 has been used in operations during the same period. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      June 30, 2013 and September 30, 2012


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECLASSIFICATIONS

The Company reclassified certain amounts in the Statement of Operations for the nine months ended June 30, 2012 financial statements to conform to the current presentation in the June 30, 2013 financial statements. The reclassifications have no effect on the Company's financial condition, results of operation, or cash flows.

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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the nine months ended June 30, 2013 and 2012, the Company recognized revenues of $987 and $-0- for which each of the four aforementioned criteria were satisfied.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      June 30, 2013 and September 30, 2012


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2013 and September 30, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Accordingly, the Company recognized expenses of $39,798 and $-0- during the nine months ended June 30, 2013 and 2012, respectively (see Note 4).

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

The Company capitalized website costs of $36,150 and $23,400 during the nine months ended June 30, 2013 and 2012, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $16,133 and $975 for the nine months ended June, 2013 and 2012, respectively.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the nine months ended June 30, 2013 and 2012, advertising expenses totaled $18,883 and $4,691, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      June 30, 2013 and September 30, 2012


NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                        Gross
                       Carrying    Accumulated    Net Carrying  Weighted-Average
                        Amount     Amortization      Amount      Remaining Life
                        ------     ------------      ------      --------------
June 30, 2013:
Capitalized website
 development costs     $ 82,900     $(21,636)       $ 61,264       2.22 years
                       --------     --------        --------       ----------
Total                  $ 82,900     $(21,636)       $ 61,264       2.22 years
                       ========     ========        ========       ==========

NOTE 4 - STOCKHOLDERS' EQUITY

OPTIONS AND WARRANTS

During July 2012, the Company's shareholders approved its 2012 Stock Option Plan ("the Plan"). Under the Plan, the Company may issue up to 8,250,000 shares at its discretion. On September 17, 2012, the Company granted 200,000 stock options to a director of the Company which shall vest on September 17, 2013. The options expire ten (10) years following the vesting date and carry a strike price of $0.35

These options were valued using the Black-Scholes model and the following inputs: 1 year vesting term, 10 year life, volatility of 139.6%, interest rate of 1.85%, and 0% forfeiture rate. The resulting value was $0.34 per option for a total value of $68,259. Accordingly for options granted during the years pursuant to ASC Topic 718, during the nine and three months ended June 30, 2013, the Company recognized expense of $39,798 and $-0-, respectively. The Company had no such expense for the nine and three months ended June 30, 2012. The aforementioned 200,000 options expired on May 2, 2013 due to the termination of the director and subsequent failure to exercise within the time period allotted by the agreement.

A summary of the status of the options granted at June 30, 2013 and September 30, 2012 and changes during the periods then ended is presented below:

                               June 30, 2013             September 30, 2012
                         ------------------------    -------------------------
                                  Weighted Average             Weighted Average
                         Shares    Exercise Price    Shares     Exercise Price
                         ------    --------------    ------     --------------
Outstanding at
 beginning of period    200,000        $0.35             --         $  --
Granted                      --           --        200,000          0.35
Exercised                    --           --             --            --
Expired or canceled    (200,000)       $0.35             --            --
                       --------        -----        -------         -----
Outstanding at end
 of period                   --        $  --        200,000         $0.35
                       ========        =====        =======         =====
Exercisable                  --        $  --             --         $  --
                       ========        =====        =======         =====

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      June 30, 2013 and September 30, 2012


NOTE 4 - STOCKHOLDERS' EQUITY - (CONTINUED)

COMMON STOCK

On November 29, 2012 the Company issued 16,209 shares of common stock to a consultant for consulting services rendered valued at $5,653 or $0.35 per share.

On May 15, 2013 the Company issued 750,000 shares of common stock to a consultant for legal services rendered valued at $7,500 or $0.01 per share.

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012:

REVENUE

We generated $0 and $987 in revenue during the three and nine months ended June 30, 2013 compared to no revenue during the same periods in the prior year. The recent limited revenue was due to some initial psychic service calls we handled while our website was in a testing phase prior to full commercial launch.

OPERATING EXPENSES

During the three and nine months ended June 30, 2013, total operating expenses for the Company were $105,059 and $374,956 compared to $168,043 and $207,697 during the same periods in the prior year. The three month decrease in expenses was due to the expense incurred in that quarter of 2012 for the reverse merger of PFN. The nine month increase in expense was due to the commencement of business operations and related payroll, as well as website development and increased professional fee costs incurred as an operating public company versus a shell public company.

NET LOSS

Our net loss for the three and nine months ended June 30, 2013 was $105,059 and $374,956 compared to $168,043 and $27,697 during the same periods in the prior year. As we have incurred no substantial revenues, the net loss figures follow our operating expenses.

FROM INCEPTION (MAY 9, 2007) TO JUNE 30, 2013:

REVENUE

We generated limited revenues in the amount of $2,421 during the period from May 9, 2007 (inception) to June 30, 2013. Of these, $987 were revenues were generated in our operations as Psychic Friends Network.

OPERATING EXPENSES

Total operating expenses for the period from May 9, 2007 (inception) through June 30, 2013 were $828,840.

NET LOSS

Our accumulative net loss for the period from May 9, 2007 (inception) to June 30, 2013 was $829,590.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we have yet to generate any material revenues from our business operations as our website has yet to fully commercially launch.

As of June 30, 2013, we had $159,645 in cash and $220,909 in total assets, of which $61,264 was due to website development. Our total liabilities were $38,466.

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

RECLASSIFICATIONS

The Company reclassified certain amounts in the Statement of Operations for the nine months ended June 30, 2012 financial statements to conform to the current presentation in the June 30, 2013 financial statements. The reclassifications have no effect on the Company's financial condition, results of operation, or cash flows.

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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the nine months ended June 30, 2013 and 2012, the Company recognized revenues of $987 and $-0- for which each of the four aforementioned criteria were satisfied.

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2013 and September 30, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Accordingly, the Company recognized expenses of $39,798 and $0 during the nine months ended June 30, 2013 and 2012, respectively (see Note 4).

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

The Company capitalized website costs of $36,150 and $23,400 during the nine months ended June 30, 2013 and 2012, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $16,133 and $975 for the nine months ended June, 2013 and 2012, respectively.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the nine months ended June 30, 2013 and 2012, advertising expenses totaled $18,883 and $4,691, respectively.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013.

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

----------
*  Filed herewith
** To be filed by amendment

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PSYCHIC FRIENDS NETWORK, INC.


Date: August 16, 2013            By: /s/ Marc Lasky
                                     -------------------------------------------
                                     Marc Lasky
                                     Chief Executive and Financial Officer
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)