Form 10-K
period 2013-09-30
Psychic Friends Network Inc.
filed 2014-01-14
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $668,651 at March 31, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 84,907,543 shares of common stock as of December 31, 2013.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant's definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed on or before January 30, 2014.

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

                          PSYCHIC FRIENDS NETWORK, INC.
                            FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 2013

                               INDEX TO FORM 10-K


                                                                            Page
                                                                            ----
PART I

Item 1     Business.......................................................    4
Item 1A    Risk Factors...................................................    5
Item 1B    Unresolved Staff Comments......................................    5
Item 2     Properties.....................................................    5
Item 3     Legal Proceedings..............................................    5
Item 4     Mine Safety Disclosures........................................    5

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..............    6
Item 6     Selected Financial Data........................................    7
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    7
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.....    9
Item 8     Financial Statements and Supplementary Data....................    9
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................    9
Item 9A    Controls and Procedures........................................    9
Item 9B    Other Information..............................................   10

PART III

Item 10    Directors, Executive Officers and Corporate Governance.........   11
Item 11    Executive Compensation.........................................   11
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................   11
Item 13    Certain Relationships and Related Transactions, and Director
           Independence...................................................   11
Item 14    Principal Accounting Fees and Services.........................   11
PART IV

Item 15    Exhibits, Financial Statement Schedules........................   12

                                     PART I

ITEM 1 BUSINESS

CORPORATE HISTORY AND BACKGROUND

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

BUSINESS

The Company is in the business of providing daily horoscopes and live psychic advice by telephone, internet or our soon to be released mobile application. Our website is www.psychicfriendsnetwork.com. First time customers will be offered promotions and are able to choose their psychic friend by specialties and by viewing their individual pictures bios and feedback.. They also are able to establish an ongoing relationship with their advisor, or they can choose to try someone new the next time they call. We will strive to stay on the cutting edge of technology in an effort to deliver our content. Currently this includes live audio and video chat including free trial chats, and several social media platforms including Facebook applications. We will also be giving all of our psychics their own website, so that we can reward them for bringing us new customers.

MARKETING

We plan to advertise and market our services via the following avenues:

INFOMERCIALS and COMMERCIALS - we anticipate that paid advertisements on television/radio will be used to provide information about our services and direct traffic to our different mediums. Also as a new marketing venue, we have begun airing our commercials on YouTube on a pay per view basis.

WEB-BASED ANALYTICS - we plan to use advertisements, social media, affiliate marketing and search engine optimization to help inform our target audience as well as make us stand out from our peers.

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

EMPLOYEES

As of September 30, 2013, the Company had two full time consultants and no employees. Our personnel are responsible for performing or overseeing all operations of the Company. Specifically, our personnel direct responsibilities include, but are not limited to, developing our website and mobile application, seeking the investment capital necessary to commence and build commercial operations, creating our marketing, branding and sales strategy, driving the overall services strategy, customer service, operations, and all financial reporting and general administrative duties.

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

                                               Bid Prices ($)
                                            ------------------
               Quarter Ending               High          Low
               --------------               ----          ---
            June 30, 2012                   1.10          0.72
            September 30, 2012              0.75          0.35
            December 31, 2012               0.63          0.07
            March 31, 2013                  0.12          0.01
            June 30, 2013                   0.04          0.01
            September 30, 2013              0.02          0.01

On January 14, 2014, the closing price for our common stock on the OTCQB was $0.04 per share.

HOLDERS

As of January 14, 2014, we had approximately 30 holders of our common stock.

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

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of September 30, 2013.

                                                                                                   Number of Securities
                              Number of Securities to be                                         Remaining Available for
                               Issued Upon Exercise of         Weighted-Average Exercise         Future Issuance Under
                                 Outstanding Options,        Price of Outstanding Options,     Equity Compensation Plans
                                 Warrants and Rights             Warrants and Rights              (excluding column (a))
   Plan Category                         (a)                             (b)                              (c)
   -------------                 -------------------             -------------------           -------------------------
Equity Compensation Plans                    0                           --                             8,250,000
Approved by Security
Holders

Equity Compensation Plans Not                0                           --                                   n/a
Approved by Security Holders

     Total                                   0                           --                             8,250,000

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

YEAR ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD FROM MAY 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2013:

REVENUE

The Company generated limited gross revenues from its prior business of $1,434 during the period from inception to September 30, 2010, no revenues during the years ended September 30, 2012 or 2011, and $987 for the year ended September 30, 2013. The Company has commenced commercial operations as of September 30, 2013.

During the development stage, the Company has been primarily focused on corporate organization and development of our web site and mobile application. We do not anticipate earning significant revenues until such time that we have sufficient capital to market our services.

EXPENSES

During the year ended September 30, 2012, total operating expenses for the Company were $379,494 compared to $444,040 for the year ended September 30, 2013. The majority of the operating expenses incurred during both years were consulting, legal, professional and general and administrative costs, and website development. Total operating expenses for the period from inception through September 30, 2013 were $900,690.

NET LOSS

Our net loss for the year ended September 30, 2012 was $379,562 as compared to a net loss of $444,040 for the year ended September 30, 2013. Our accumulative net loss for the period from inception to September 30, 2013 was $898,674.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2013, the Company had current assets of $75,393 consisting solely of cash and current liabilities of $58,683.

The Company believes it currently does not have sufficient funds to execute its business plan. We anticipate that additional capital will be required to implement our business plan to pay for marketing efforts to support our revenue forecast for 2014. In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.

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

PLAN OF OPERATIONS

We launched our website in 2013 at www.psychicfriendsnetwork.com.

Our plan is to take a multi-faceted approach towards marketing. This will include both online and offline marketing.

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

In addition, we are expecting our mobile app to be finished during the first half of 2014. We believe that our mobile app will be the most successful of all of our platforms. Mobile advertising has the best ROI, of all forms of advertising simply because the market is still relatively new, and as such is not near a saturation point. Furthermore, mobile applications are truly tailor made for Psychic Friends. For the first time ever we can contact our customer in their pockets or purses. We can let them know about promo offers, or send them a horoscope or with them a happy birthday with a discount code. And, the customer is just a few clicks away from connecting to one of our hand chosen psychics anytime or anywhere that they have their mobile smart phones.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See Note 2 to the notes to our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of September 30, 2013. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the final quarter of the year ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our 2014 Proxy Statement.

ITEM 11 EXECUTIVE COMPENSATION

Incorporated by reference from our 2014 Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our 2014 Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
        INDEPENDENCE

Incorporated by reference from our 2014 Proxy Statement.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our 2014 Proxy Statement.

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

                                             Psychic Friends Network, Inc.


Date: January 14, 2014                       /s/ Marc Lasky
                                             -----------------------------------
                                             Marc Lasky, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                             Title                                    Date
    ---------                             -----                                    ----


/s/ Michael Lasky                 President and Director                     January 14, 2014
--------------------------
Michael Lasky


/s/ Marc Lasky                    Director and Chief Executive Officer       January 14, 2014
--------------------------        (Principal Executive, Financial and
Marc Lasky                        Accounting Officer)

                 [LETTERHEAD OF SADLER, GIBB & ASSOCIATES, LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Psychic Friends Network, Inc.

We have audited the accompanying balance sheet of Psychic Friends Network, Inc. (the Company) as of September 30, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from May 9, 2007 (date of inception) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Psychic Friends Network, Inc. as of September 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from May 9, 2007 (date of inception) through September 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $898,674 for the period from inception through September 30, 2013 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Sadler, Gibb & Associates, LLC
----------------------------------------

Salt Lake City, UT
January 14, 2014

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                     September 30,        September 30,
                                                                         2013                 2012
                                                                      ----------           ----------
ASSETS

Current assets
  Cash                                                                $   75,393           $  499,898
  Prepaid expenses                                                            --                1,000
                                                                      ----------           ----------
      Total current assets                                                75,393              500,898

Intangible assets
  Website development costs (net of $28,764 and $5,503
   of accumulated amortization, respectively)                             55,672               41,247
                                                                      ----------           ----------

Total Assets                                                          $  131,065           $  542,145
                                                                      ==========           ==========

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                            $   58,683           $   37,697
                                                                      ----------           ----------
      Total current liabilities                                           58,683               37,697
                                                                      ----------           ----------

      Total Liabilities                                                   58,683               37,697
                                                                      ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   84,907,543 and 84,016,334 issued and outstanding at
   September 30, 2013 and September 30, 2012, resspectively               84,908               84,017
  Additional paid-in capital                                             886,148              875,065
  Deficit accumulated during development stage                          (898,674)            (454,634)
                                                                      ----------           ----------
      Total stockholders' equity                                          72,382              504,448
                                                                      ----------           ----------

      Total liabilities and stockholders' equity                      $  131,065           $  542,145
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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                         From inception
                                                     For the Year Ended                   (May 9, 2007)
                                            ------------------------------------            through
                                            September 30,          September 30,          September 30,
                                                2013                   2012                   2013
                                            ------------           ------------           ------------
REVENUE                                     $        987           $         --           $      2,421
                                            ------------           ------------           ------------
OPERATING EXPENSES
  Payroll expenses                               144,891                 91,579                236,470
  Depreciation and amortization                   23,261                  5,503                 28,764
  General and administrative                     131,665                 59,861                207,649
  Consulting fees                                 73,636                141,652                215,288
  Legal and professional                          71,574                 80,899                212,519
                                            ------------           ------------           ------------
      TOTAL OPERATING EXPENSES                   445,027                379,494                900,690
                                            ------------           ------------           ------------

NET LOSS FROM OPERATIONS                        (444,040)              (379,494)              (898,269)

OTHER EXPENSE
  Bank charges and interest                           --                     68                    405
                                            ------------           ------------           ------------
      TOTAL OTHER EXPENSE                             --                     68                    405
                                            ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES                    (444,040)              (379,562)              (898,674)

PROVISION FOR INCOME TAX                              --                     --                     --
                                            ------------           ------------           ------------

NET LOSS FOR THE PERIOD                     $   (444,040)          $   (379,562)          $   (898,674)
                                            ============           ============           ============
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE                           $      (0.01)          $      (0.00)
                                            ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES (BASIC AND DILUTED)            84,321,659             83,239,447
                                            ============           ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              From Inception May 9, 2007 through September 30, 2013

                                                                                                     Deficit
                                                                                                   Accumulated       Total
                                                              Common Stock           Additional      During       Stockholders'
                                                        -------------------------     Paid-in      Development       Equity
                                                          Issued         Amount       Capital         Stage         (Deficit)
                                                        ----------     ----------    ----------     ----------     ----------
Balance at inception - May 9, 2007                              --     $       --    $       --     $       --     $       --
Shares issued for cash - June 5, 2007
 at $0.001 per share                                    74,000,000         74,000       (66,600)            --          7,400
Shares issued for cash - July 31, 2007
 at $0.02 per share                                      8,250,000          8,250         8,250             --         16,500
Net (loss) for period from inception on
 May 9, 2007 to September 31, 2007                              --             --            --          1,398          1,398
                                                        ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2007                             82,250,000         82,250       (58,350)         1,398         25,298
Net (loss) for the year ended September 31, 2008                --             --            --        (37,052)       (37,052)
                                                        ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2008                             82,250,000         82,250       (58,350)       (35,654)       (11,754)
Net (loss) for the year ended September 31, 2009                --             --            --        (11,134)       (11,134)
                                                        ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2009                             82,250,000         82,250       (58,350)       (46,788)       (22,888)
Net (loss) for the year ended September 31, 2010                --             --            --         (7,832)        (7,832)
                                                        ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2010                             82,250,000         82,250       (58,350)       (54,620)       (30,720)
Net (loss) for the year ended September 31, 2011                --             --            --        (20,452)       (20,452)
                                                        ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 31, 2011                             82,250,000         82,250       (58,350)       (75,072)       (51,172)
Shares issued for conversion of debt -
 January 27, 2012 at $0.75 per share                         6,667              7         4,993             --          5,000
Shares issued for cash - January 27, 2012
 at $0.75 per share                                        326,667            327       244,673             --        245,000
Shares issued for asset purchase agreement -
 January 27, 2012  at $.097 per share                      600,000            600        57,403             --         58,003
Shares issued for cash - February 9, 2012
 at $0.75 per share                                         40,000             40        29,960             --         30,000
Shares issued for consulting services - April 25, 2012
 at $0.75 per share                                         25,000             25        18,725             --         18,750
Shares issued for consulting services - April 15, 2012
 at $0.75 per share                                         75,000             75        56,175             --         56,250
Shares issued for cash - April 30, 2012 at $0.75
 per share                                                 333,333            333       249,667             --        250,000
Shares issued for consulting services - July 1, 2012
 at $0.75 per share                                         25,000             25        18,725             --         18,750
Shares issued for cash - July 13, 2012 at $0.75
 per share                                                 334,667            335       250,665             --        251,000
Stock options issued for services - September 17, 2012          --             --         2,429             --          2,429
Net loss for the year ended September 30, 2012                  --             --            --       (379,562)      (379,562)
                                                        ----------     ----------    ----------     ----------     ----------
BALANCE, SEPTEMBER 30, 2012                             84,016,334         84,017       875,065       (454,634)       504,448

Shares issued for consulting services -
 November 29, 2012 at $0.34876 per share                    16,209             16         5,637             --          5,653
Shares issued for consulting services -
 May 15, 2013 at $0.01 per share                           750,000            750         6,750             --          7,500
Forfeited stock options                                         --             --        (2,429)            --         (2,429)
Shares issued for consulting services -
 Sept 06, 2013 at $0.01 per share                          125,000            125         1,125             --          1,250
Net loss for the year ended September 30, 2013                  --             --            --       (444,040)      (444,040)
                                                        ----------     ----------    ----------     ----------     ----------

BALANCE, SEPTEMBER 30, 2013                             84,907,543     $   84,908    $  886,148     $ (898,674)    $   72,382
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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                              From inception
                                                                             For the Year Ended               (May 9, 2007)
                                                                     ----------------------------------          through
                                                                     September 30,        September 30,        September 30,
                                                                         2013                 2012                 2013
                                                                      ----------           ----------           ----------
OPERATING ACTIVITIES
  Net loss                                                            $ (444,040)          $ (379,562)          $ (898,674)
  Adjustments to reconcile net loss from operations:
    Expenses paid for by director                                          4,411                   --                4,411
    Stock-based compensation for options issued                           (2,429)              96,179               93,750
    Amortization expense                                                  23,261                5,503               28,764
    Common stock issued for services                                      14,403                   --               14,403
  Change in operating assets and liabilities:
    Decrease in prepaid expenses                                           1,000               (1,000)                  --
    Increase (Decrease) in accounts payable and accrued liabilities       20,986               32,097               58,683
                                                                      ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                         (382,408)            (246,783)            (698,663)
                                                                      ----------           ----------           ----------
INVESTING ACTIVITIES
  Capitalization of website development costs                            (37,686)             (46,750)             (84,436)
                                                                      ----------           ----------           ----------
          NET CASH USED IN INVESTING ACTIVITIES                          (37,686)             (46,750)             (84,436)
                                                                      ----------           ----------           ----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                      --              781,000              804,900
  Proceeds from related parties                                               --               12,323               58,003
  Repayments of amounts due to director                                   (4,411)                  --               (4,411)
                                                                      ----------           ----------           ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       (4,411)             793,323              858,492
                                                                      ----------           ----------           ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (424,505)             499,790               75,393

CASH AND CASH EQUIVALENTS
 -BEGINNING OF PERIOD                                                    499,898                  108                   --
                                                                      ----------           ----------           ----------
CASH AND CASH EQUIVALENTS
 -END OF PERIOD                                                       $   75,393           $  499,898           $   75,393
                                                                      ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                              $       --           $       --           $       --
                                                                      ==========           ==========           ==========
  Cash paid for taxes                                                 $       --           $       --           $       --
                                                                      ==========           ==========           ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in asset acquisition                            $       --           $   58,003           $   58,003
                                                                      ==========           ==========           ==========
  Liabilities assumed in asset acquisition                            $       --           $      400           $      400
                                                                      ==========           ==========           ==========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2013

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

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of September 30, 2013, the Company has accumulated losses from inception (May 9, 2007) of $898,674. Likewise, net cash of $698,663 has been used in operations during the same period. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECLASSIFICATIONS

The Company reclassified certain amounts in the Statement of Operations for the year ended ended September 30, 2012 financial statements to conform to the current presentation in the September 30, 2013 financial statements. The reclassifications have no effect on the Company's financial condition, results of operation, or cash flows.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

LEVEL 1 Unadjusted  quoted prices in active  markets that are  accessible at the measurement date for identical, unrestricted assets or liabilities; LEVEL 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
LEVEL 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company's financial instruments consist of cash, accounts payable and accrued liabilities. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the year ended September 30, 2013 and 2012, the Company recognized revenues of $987 and $-0-, respectfully for which each of the four aforementioned criteria were satisfied.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CONCENTRATION OF CREDIT RISK

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and marketable debt securities. The primary focus of the Company's investment strategy is to preserve capital and meet liquidity requirements. The Company's investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments.

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2013 and 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Accordingly, the Company recognized other income of ($2,429) and an expense of $96,179 during the years ended September 30, 2013 and 2012, respectively (see
Note 4).

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

The Company capitalized website costs of $37,686 during the year ended September 30, 2013. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $23,261 for the period.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the year ended September 30, 2013 and 2012 advertising expenses totaled $28,523 and $23,778, respectfully.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                        Gross
                      Carrying   Accumulated     Net Carrying   Weighted-Average
                       Amount    Amortization       Amount       Remaining Life
                       ------    ------------       ------       --------------
September 30, 2013:
Capitalized website
 development costs    $ 84,456      $(28,764)       $ 55,672        1.98 years
                      --------      --------        --------        ----------
Total                 $ 84,456      $(28,764)       $ 55,672        1.98 years
                      ========      ========        ========        ==========

NOTE 4 - STOCKHOLDERS' EQUITY

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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2013

NOTE 4 - STOCKHOLDERS' EQUITY - (CONTINUED)

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

In January 2012, the Company issued common shares previously payable of 600,000 at a price of $0.097 per share as described in detail below.

In April 2012, the Company authorized the issuance of 100,000 shares of common stock at a price of $0.75 per share, for consulting services valued at $75,000.

In April 2012, the Company authorized the issuance of 333,333 shares of common stock at a price of $0.75 per share, for total proceeds of $250,000.

In July 2012, the Company authorized the issuance of 25,000 shares of common stock at a price of $0.75 per share, for consulting services valued at $18,750.

In July 2012, the Company received cash of $251,000 for 334,667 common shares issued at a price of $0.75 per share pursuant to a financing agreement.

On November 29, 2012 the Company issued 16,209 shares of common stock to a consultant for consulting services rendered valued at $5,653 or $0.35 per share.

On May 15, 2013 the Company issued 750,000 shares of common stock to a consultant for legal services rendered valued at $7,500 or $0.01 per share.

On September 6, 2013 the Company issued 125,000 shares of common stock to a consultant for marketing and advertising services rendered valued at $1,250 or $0.01 per share.

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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2013

NOTE 4 - STOCKHOLDERS' EQUITY - (CONTINUED)

OPTIONS AND WARRANTS

During July 2012, the Company's shareholders approved its 2012 Stock Option Plan ("the Plan"). Under the Plan, the Company may issue up to 8,250,000 shares at its discretion. On September 17, 2012, the Company granted 200,000 stock options to a director of the Company which shall vest on September 17, 2013. The options expire ten (10) years following the vesting date and carry a strike price of $0.35

These options were valued using the Black-Scholes model and the following inputs: 1 year vesting term, 10 year life, volatility of 139.6%, interest rate of 1.85%, and 0% forfeiture rate. The resulting value was $0.34 per option for a total value of $68,259. Accordingly for options granted during the years pursuant to ASC Topic 718, during the year ended September 30, 2013 and 2012, the Company valued the related recognizable expense of $39,798 and $2,429, respectively. The aforementioned 200,000 options expired on May 2, 2013 due to the termination of the director and subsequent failure to exercise within the time period allotted by the agreement. As a result of the expired options, the Company recognized other income against consulting fees in the amount of $42,227 during the fourth quarter of 2013 (see Note 7).

A summary of the status of the options granted at September 30, 2013 and 2012 and changes during the periods then ended is presented below:

                                     September 30, 2013                  September 30, 2012
                                -----------------------------       -----------------------------
                                             Weighted Average                    Weighted Average
                                Shares        Exercise Price        Shares        Exercise Price
                                ------        --------------        ------        --------------
Outstanding at
 beginning of period           200,000           $   0.35                --          $     --
Granted                             --                 --           200,000              0.35
Exercised                           --                 --                --                --
Expired or canceled           (200,000)              0.35                --                --
                              --------           --------          --------          --------
Outstanding at end
 of period                          --           $     --           200,000          $   0.35
                              --------           --------          --------          --------
Exercisable                         --           $     --                --          $     --
                              ========           ========          ========          ========

NOTE 5 - INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset since inception is $249,708 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2013

NOTE 5 - INCOME TAXES - (CONTINUED)

For the period ended September 30,              2013                    2012
----------------------------------           ----------              ----------
Book loss for the year                       $ (444,040)             $ (379,562)
Adjustments:
  Meals and entertainment                         4,065                   1,496
  Stock based compensation                       54,201                  93,750
  Unpaid payroll taxes                           29,542                  16,829
                                             ----------              ----------
Tax loss for the year                        $ (356,232)             $ (267,487)
Estimated effective tax rate                         34%                     34%
                                             ----------              ----------
Deferred tax asset                           $ (121,120)             $  (90,946)
                                             ==========              ==========

The total valuation allowance is $249,707. Details for the last two periods are as follows:

For the period ended September 30,              2013                    2012
----------------------------------           ----------              ----------
Deferred tax asset                           $  121,120              $   90,946
Valuation allowance                            (121,120)                (90,946)
                                             ----------              ----------
Net deferred tax asset                               --                      --
                                             ----------              ----------
Income tax expense                           $       --              $       --
                                             ==========              ==========

Below is a chart showing the estimated corporate federal cumulative net operating loss (NOL) carry forward of $698,791 and the years in which it will expire.

           Year                       Amount                   Expiration
           ----                       ------                   ----------
           2013                      $ 356,232                    2033
           2012                      $ 267,487                    2032
       Prior to 2012                 $  75,072                Prior to 2032

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2013, the President and a director of the Company paid for operating expenses in the amount of $4,411 and the Company repaid this amount in full during the year. This resulted in no balance in related party payables at year end.

NOTE 7 - FOURTH QUARTER ADJUSTMENTS

The following relates to adjustments to previously stated interim period ending June 30, 2013:

                                                            Nine months ending
                                                              June 30, 2013
                                                              -------------
Net loss as previously stated:                                  $(379,956)
Adjustments (1)                                                    42,227 (1)
                                                                ---------
Net loss as adjusted                                            $(332,729)
                                                                =========
Basic and diluted net loss per common
 share (no change resulting)                                    $   (0.00)
                                                                =========

(1)- Adjustment relates to forfeiture of stock options before vesting of director due to service period not being met (see Note 4). The event occurred during the third quarter, at which time the expense should have been recaptured. This had no effect on the Company's net loss per share for any period presented.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined there are no such events that would require adjustment to, or disclosure in, the financial statements