Form 10-Q
period 2013-12-31
Psychic Friends Network Inc.
filed 2014-02-19
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 84,977,543 outstanding shares of common stock outstanding as of February 17, 2014.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................   3

     Item 2.  Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation ....................................  12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  14

     Item 4.  Controls And Procedures .....................................  14

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................  14

     Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds..  14

     Item 3.  Defaults Upon Senior Securities .............................  15

     Item 4.  Mine Safety Disclosures .....................................  15

     Item 5.  Other Information ...........................................  15

     Item 6.  Exhibits ....................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS...................................................   4

CONDENSED STATEMENTS OF OPERATIONS ........................................   5

CONDENSED STATEMENTS OF CASH FLOWS ........................................   6

NOTES TO THE CONDENSED FINANCIAL STATEMENTS ...............................   7

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                             December 31,        September 30,
                                                                                2013                 2013
                                                                             ----------           ----------
                                                                             (unaudited)
ASSETS

Current assets
  Cash                                                                       $   12,667           $   75,393
  Accrued revenue                                                                   818                   --
                                                                             ----------           ----------
      Total current assets                                                       13,485               75,393

Intangible assets
  Website development costs (net of $35,957 and $28,764
   of accumulated amortization, respectively)                                    48,479               55,672
                                                                             ----------           ----------

      Total Assets                                                           $   61,964           $  131,065
                                                                             ==========           ==========

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                   $   60,254           $   58,682
                                                                             ----------           ----------
      Total current liabilities                                                  60,254               58,682
                                                                             ----------           ----------

      Total Liabilities                                                          60,254               58,682
                                                                             ----------           ----------

STOCKHOLDERS' EQUITY
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   84,977,543 and 84,907,543 issued and outstanding at December 31, 2013
   and September 30, 2013, respectively                                          84,978               84,908
  Additional paid-in capital                                                    896,491              886,148
  Deficit accumulated during development stage                                 (979,759)            (898,673)
                                                                             ----------           ----------
      Total stockholders' equity                                                  1,710               72,383
                                                                             ----------           ----------

      Total liabilities and stockholders' equity                             $   61,964           $  131,065
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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                           From inception
                                                 For the Three Months Ended                (May 9, 2007)
                                              -----------------------------------             through
                                              December 31,           December 31,           December 31,
                                                  2013                   2012                   2013
                                              ------------           ------------           ------------
REVENUE                                       $      1,529           $        462           $      3,950
                                              ------------           ------------           ------------
OPERATING EXPENSES
  Payroll expenses                                  37,908                 37,705                274,377
  Depreciation and amortization                      7,193                  3,127                 35,957
  General and administrative                         9,487                 41,708                208,136
  Consulting fees                                   26,663                 43,093                250,951
  Legal and professional                             1,364                 12,765                213,883
                                              ------------           ------------           ------------
      TOTAL OPERATING EXPENSES                      82,615                138,398                983,304
                                              ------------           ------------           ------------

NET LOSS FROM OPERATIONS                           (81,086)              (137,936)              (979,354)

OTHER EXPENSE
  Bank charges and interest                             --                    245                    405
                                              ------------           ------------           ------------
      TOTAL OTHER EXPENSE                               --                    245                    405
                                              ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES                       (81,086)              (138,181)              (979,759)

PROVISION FOR INCOME TAX                                --                     --                     --
                                              ------------           ------------           ------------

NET LOSS FOR THE PERIOD                       $    (81,086)          $   (138,181)          $   (979,759)
                                              ============           ============           ============

BASIC AND DILUTED (LOSS) PER COMMON SHARE     $      (0.00)          $      (0.00)
                                              ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 (BASIC AND DILUTED)                            84,921,239             84,022,212
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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                         From inception
                                                                        For the Three Months Ended       (May 9, 2007)
                                                                       ----------------------------         through
                                                                      December 31,      December 31,      December 31,
                                                                          2013              2012              2013
                                                                       ----------        ----------        ----------
OPERATING ACTIVITIES
  Net loss                                                             $  (81,086)       $ (138,181)       $ (979,759)
  Adjustments to reconcile net loss from operations:
    Expenses paid for by director                                              --                --             4,411
    Stock-based compensation for options issued                             7,543            17,190           101,293
    Amortization expense                                                    7,193             3,127            35,957
    Common stock issued for services                                        2,870             5,653            17,273
  Change in operating assets and liabilities:
    Decrease in accounts receivable                                          (818)               --              (818)
    Increase (Decrease) in accounts payable and accrued liabilities         1,572           (10,067)           60,254
                                                                       ----------        ----------        ----------
          NET CASH USED IN OPERATING ACTIVITIES                           (62,726)         (122,278)         (761,389)
                                                                       ----------        ----------        ----------
INVESTING ACTIVITIES
  Capitalization of website development costs                                  --           (16,500)          (84,436)
                                                                       ----------        ----------        ----------
          NET CASH USED IN INVESTING ACTIVITIES                                --           (16,500)          (84,436)
                                                                       ----------        ----------        ----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                       --                --           804,900
  Proceeds from related parties                                                --                --            58,003
  Repayments of amounts due to director                                        --                --            (4,411)
                                                                       ----------        ----------        ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                            --                --           858,492
                                                                       ----------        ----------        ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                               (62,726)         (138,778)           12,667

CASH AND CASH EQUIVALENTS
  -BEGINNING OF PERIOD                                                     75,393           499,898                --
                                                                       ----------        ----------        ----------
CASH AND CASH EQUIVALENTS
  -END OF PERIOD                                                       $   12,667        $  361,120        $   12,667
                                                                       ==========        ==========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $       --        $       --        $       --
                                                                       ==========        ==========        ==========
  Cash paid for taxes                                                  $       --        $       --        $       --
                                                                       ==========        ==========        ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in asset acquisition                             $       --        $       --        $   58,003
                                                                       ==========        ==========        ==========
  Liabilities assumed in asset acquisition                             $       --        $       --        $      400
                                                                       ==========        ==========        ==========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2013 and September 30, 2013


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2013 are not necessarily indicative of results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2013.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of December 31, 2013, the Company has accumulated losses from inception (May 9, 2007) of $979,759. Likewise, net cash of $761,389 has been used in operations during the same period. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2013 and September 30, 2013


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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the three months ended December 31, 2013 and 2012, the Company recognized revenues of $1,529 and $462 for which each of the four aforementioned criteria were satisfied.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2013 and September 30, 2013


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2013 and September 30, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company records the value for options granted over the vesting period of the options granted. Accordingly, the Company recognized expenses of $7,543 and $17,190 during the three months ended December 31, 2013 and 2012, respectively (see Note 4).

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

The Company capitalized website costs of $-0- and $16,500 during the three months ended December 31, 2013 and 2012, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $7,193 and $3,127 for the three months ended December 31, 2013 and 2012, respectively.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the three months ended December 31, 2013 and 2012, advertising expenses totaled $-0- and $11,410, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2013 and September 30, 2013


NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                        Gross
                       Carrying    Accumulated    Net Carrying  Weighted-Average
                        Amount     Amortization      Amount      Remaining Life
                        ------     ------------      ------      --------------
December 31, 2013:
  Capitalized website
   development costs   $ 84,436     $(35,957)      $ 48,479        1.72 years
                       --------     --------       --------        ----------
Total                  $ 84,436     $(35,957)      $ 48,479        1.72 years
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

OPTIONS AND WARRANTS

During July 2012, the Company's shareholders approved its 2012 Stock Option Plan ("the Plan"). Under the Plan, the Company may issue up to 8,250,000 shares at its discretion. On December 13, 2013, the Company granted 500,000 stock options to a consultant of the Company of which 200,000 vested immediately, 150,000 on December 13, 2014 and the balance of 150,000 on December 13, 2015. The options expire five (5) years following the vesting date and carry a strike price of $0.04.

The 500,000 vested options were valued using the Black-Scholes model and the following inputs: 5 year life, volatility of 154%, interest rate of 1.55%, and 0% forfeiture rate. The resulting value was $0.0377 per option for a total value of $7,543. Accordingly for options granted during the years pursuant to ASC Topic 718, during the three months ended December 31, 2013, the Company recognized expense of $7,543 and $17,190, respectively.

A summary of the status of the options granted at December 31, 2013 and September 30, 2013 and changes during the periods then ended is presented below:

                             December 31, 2013           September 30, 2013
                         ------------------------    -------------------------
                                  Weighted Average             Weighted Average
                         Shares    Exercise Price    Shares     Exercise Price
                         ------    --------------    ------     --------------
Outstanding at
 beginning of period         --         $   --           --          $   --
Granted                 500,000           0.04           --              --
Exercised                    --             --           --              --
Expired or canceled          --             --           --              --
                        -------         ------       ------          ------
Outstanding at end
 of period              500,000         $ 0.04           --          $   --
                        =======         ======       ======          ======
Exercisable             200,000         $ 0.04           --          $   --
                        =======         ======       ======          ======

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    December 31, 2013 and September 30, 2013


NOTE 4 - STOCKHOLDERS' EQUITY - (CONTINUED)

COMMON STOCK

On December 13, 2013 the Company issued 70,000 shares of common stock to a consultant for consulting services rendered valued at $2,870 or $0.041 per share.

NOTE 5 - SUBSEQUENT EVENTS

On February 6, 2014 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. to fund operating expenses. The Note shall accrued interest at 8% per annum with a 22% default rate and matures on November 10, 2014. The holder has the right to convert into common stock at a variable rate of 61% of the Market Price as defined in the debenture document. Upon default, the Note will be convertible at par or $0.001 per share.

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

BUSINESS

The Company is in the business of providing daily horoscopes, astrological reports and live psychic advice by telephone, internet, or our soon to be released mobile application. Our latest development includes the launch of our newly updated website, where customers can now not only connect to the advisor of their choice by telephone, but by live audio and video chat as well. They can connect from computers, tablets or even mobile phones. Our website is www.psychicfriendsnetwork.com. First time customers are offered promotions and are able to choose their psychic friend by specialties, and by reading their bios and feedback. They also are able to establish an ongoing relationship with their advisor, or they can choose to try someone new the next time they call. We will strive to stay on the cutting edge of technology in an effort to deliver our content. Currently this includes Facebook applications, and twitter pages, that can reward our customers with free credits towards readings for sharing, liking or tweeting about PFN. We will also soon be giving each of our psychics their own websites where we will incentivize them to find new customers.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 VERSUS 2012:

REVENUE

We generated $1,529 in revenue during the three months ended December 31, 2013 compared to $462 during the same period in 2012. The Company commenced commercial operations as of September 30, 2013. We do not anticipate earning significant revenues until such time that we have sufficient capital to market our services.

OPERATING EXPENSES

During the three months ended December 31, 2013, total operating expenses for the Company were $82,615 compared to $137,936 during the same period in 2012. The three month decrease in expenses was due to the higher expense incurred in that quarter of 2012 primarily for website development.

NET LOSS

Our net loss for the three months ended December 31, 2013 was $81,086 compared to $137,936 during the same period in 2012. As we have incurred no substantial revenues, the net loss figures follow our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we have yet to generate any material revenues from our business operations as our website has yet to be fully marketed.

As of December 31, 2013, we had $12,667 in cash and $61,964 in total assets, of which $48,479 was due to website development. Our total liabilities were $60,254.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

See Note 2 "Significant Accounting Policies" within the notes to our financial statements.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are we aware of any threatened proceedings against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2013, the Company issued 70,000 shares to a vendor in lieu of cash as payment for services. The securities were issued exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

On February 6, 2014, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued a convertible promissory note ("Note") in exchange for $53,000 in proceeds. The Note accrues interest at an annual rate of eight percent, matures on November 10, 2014, is convertible into shares of Company common stock at a price equal to sixty-one percent of the average of the lowest trading prices for five of the ten days prior to the conversion date.

The securities were issued exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

ITEM 6. EXHIBITS

Exhibit
Number                               Description
------                               -----------

10.1     Securities Purchase Agreement

10.2     Convertible Promissory Note

31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PSYCHIC FRIENDS NETWORK, INC.


Date: February 17, 2014          By: /s/ Marc Lasky
                                     -------------------------------------------
                                     Marc Lasky
                                     Chief Executive and Financial Officer
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)