Form 10-Q
period 2014-03-31
Psychic Friends Network Inc.
filed 2014-05-19
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 84,977,543 outstanding shares of common stock outstanding as of March 31, 2014.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................   3

     Item 2.  Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation ....................................  12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  14

     Item 4.  Controls And Procedures .....................................  14

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................  15

     Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds..  15

     Item 3.  Defaults Upon Senior Securities .............................  15

     Item 4.  Mine Safety Disclosures .....................................  15

     Item 5.  Other Information ...........................................  15

     Item 6.  Exhibits ....................................................  15

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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                          March 31, 2014       September 30, 2013
                                                                          --------------       ------------------
                                                                           (unaudited)
ASSETS

Current assets
  Cash                                                                     $     10,161           $     75,393
  Accrued revenue                                                                   600                     --
                                                                           ------------           ------------
      Total current assets                                                       10,761                 75,393

Intangible assets
  Website development costs (net of $42,993 and $28,764
   of accumulated amortization, respectively)                                    41,443                 55,672
                                                                           ------------           ------------

      Total Assets                                                         $     52,204           $    131,065
                                                                           ============           ============

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                 $     90,064           $     58,683
  Convertible Notes Payable, net of discount of $27,402
   and $0, respectively                                                          25,598                     --
                                                                           ------------           ------------
      Total current liabilities                                                 115,662                 58,683
                                                                           ------------           ------------

      Total Liabilities                                                         115,662                 58,683
                                                                           ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   84,977,543 and 84,907,543 issued and outstanding at March 31, 2014
   and September 30, 2013, respectively                                          84,978                 84,908
  Additional paid-in capital                                                    922,833                886,148
  Deficit accumulated during development stage                               (1,071,269)              (898,674)
                                                                           ------------           ------------
      Total stockholders' equity                                                (63,458)                72,382
                                                                           ------------           ------------

      Total liabilities and stockholders' equity                           $     52,204           $    131,065
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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                               From inception
                                          Three months ended                      Six months ended              (May 9, 2007)
                                    ---------------------------------     ---------------------------------        through
                                    March 31, 2014     March 31, 2013     March 31, 2014     March 31, 2013    March 31, 2014
                                    --------------     --------------     --------------     --------------    --------------
REVENUE                              $        182       $        525       $      1,711       $        987      $      4,132
                                     ------------       ------------       ------------       ------------      ------------
OPERATING EXPENSES
  Payroll expenses                         36,211             36,414             74,119             74,119           310,589
  Depreciation and amortization             7,036              6,021             14,229              9,148            42,993
  General and administrative                8,503             30,407             17,990             72,114           225,639
  Consulting fees                           8,707             40,348             35,370             83,441           250,658
  Legal and professional                   24,046             18,952             25,410             31,717           237,929
                                     ------------       ------------       ------------       ------------      ------------
      TOTAL OPERATING EXPENSES             84,503            132,142            167,118            270,539         1,067,808
                                     ------------       ------------       ------------       ------------      ------------

NET LOSS FROM OPERATIONS                  (84,321)          (131,617)          (165,407)          (269,552)       (1,063,676)

OTHER EXPENSE
  Bank charges and interest                 7,188                100              7,188                345             7,593
                                     ------------       ------------       ------------       ------------      ------------
      TOTAL OTHER EXPENSE                   7,188                100              7,188                345             7,593
                                     ------------       ------------       ------------       ------------      ------------

NET LOSS BEFORE INCOME TAXES              (91,509)          (131,717)          (172,595)          (269,897)       (1,071,269)

PROVISION FOR INCOME TAX                       --                 --                 --                 --                --
                                     ------------       ------------       ------------       ------------      ------------

NET LOSS FOR THE PERIOD              $    (91,509)      $   (131,717)      $   (172,595)      $   (269,897)     $ (1,071,269)
                                     ============       ============       ============       ============      ============
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE                    $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                     ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES (BASIC AND DILUTED)            84,977,543         84,032,543         84,949,081         84,027,199
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

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                            From inception
                                                                              Six months ended               (May 9, 2007)
                                                                      ----------------------------------        through
                                                                      March 31, 2014      March 31, 2013     March 31, 2014
                                                                      --------------      --------------     --------------
OPERATING ACTIVITIES
  Net loss                                                            $   (172,595)       $   (269,897)      $ (1,071,269)
  Adjustments to reconcile net loss from operations:
    Expenses paid for by director                                               --                  --              4,411
    Stock-based compensation for options issued                                 --              34,006             93,750
    Amortization expense                                                    14,229               9,148             42,993
    Common stock issued for services                                         2,870               5,653             17,273
    Amortization of debt discount                                            6,483                  --              6,483
  Change in operating assets and liabilities:
    Decrease in prepaid expenses                                                --               1,000                 --
    Decrease in accounts receivable                                           (600)                 --               (600)
    Increase (Decrease) in accounts payable and accrued liabilities         31,381              (1,771)            90,064
                                                                      ------------        ------------       ------------
          NET CASH USED IN OPERATING ACTIVITIES                           (118,232)           (221,861)          (816,895)
                                                                      ------------        ------------       ------------
INVESTING ACTIVITIES
  Capitalization of website development costs                                   --             (36,150)           (84,436)
                                                                      ------------        ------------       ------------
          NET CASH USED IN INVESTING ACTIVITIES                                 --             (36,150)           (84,436)
                                                                      ------------        ------------       ------------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                        --                  --            804,900
  Proceeds from related parties                                                 --                  --             58,003
  Proceeds from convertible notes payable                                   53,000                  --             53,000
  Repayments of amounts due to director                                         --                  --             (4,411)
                                                                      ------------        ------------       ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                         53,000                  --            911,492
                                                                      ------------        ------------       ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                (65,232)           (258,011)            10,161

CASH AND CASH EQUIVALENTS
  -BEGINNING OF PERIOD                                                      75,393             499,898                 --
                                                                      ------------        ------------       ------------
CASH AND CASH EQUIVALENTS
  -END OF PERIOD                                                      $     10,161        $    241,887       $     10,161
                                                                      ============        ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                              $         --        $         --       $         --
                                                                      ============        ============       ============
  Cash paid for taxes                                                 $         --        $         --       $         --
                                                                      ============        ============       ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in asset acquisition                            $         --        $         --       $     58,003
                                                                      ============        ============       ============
  Liabilities assumed in asset acquisition                            $         --        $         --       $        400
                                                                      ============        ============       ============
  Beneficial conversion feature                                       $     33,885        $         --       $     33,885
                                                                      ============        ============       ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2014 and September 30, 2013


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended March 31, 2014 are not necessarily indicative of results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2013.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of March 31, 2014, the Company has accumulated losses from inception (May 9, 2007) of $1,071,269. Likewise, net cash of $816,896 has been used in operations during the same period. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2014 and September 30, 2013


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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the six months ended March 31, 2014 and 2013, the Company recognized revenues of $1,711 and $987 for which each of the four aforementioned criteria were satisfied.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2014 and September 30, 2013


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2014 and September 30, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company records the value for options granted over the vesting period of the options granted. Accordingly, the Company recognized expenses of $-0- and $34,006 during the six months ended March 31, 2014 and 2013, respectively (see
Note 5).

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

The Company capitalized website costs of $-0- and $36,150 during the six months ended March 31, 2014 and 2013, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $14,229 and $9,148 for the six months ended March 31, 2014 and 2013, respectively.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the six months ended March 31, 2014 and 2013, advertising expenses totaled $2,118 and $18,424, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2014 and September 30, 2013


NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                        Gross
                       Carrying    Accumulated    Net Carrying  Weighted-Average
                        Amount     Amortization      Amount      Remaining Life
                        ------     ------------      ------      --------------
December 31, 2013:
  Capitalized website
   development costs   $ 84,436     $(42,993)      $ 41,443        1.47 years
                       --------     --------       --------        ----------
Total                  $ 84,436     $(42,993)      $ 41,443        1.47 years
                       ========     ========       ========        ==========

NOTE 4 - CONVERTIBLE NOTE PAYABLE

On February 6, 2014 the Company entered into a Convertible Promissory Note with an unrelated third party finance company to fund operating expenses. The Note shall accrued interest at 8% per annum with a 22% default rate and matures on November 10, 2014. The holder has the right to convert into common stock 180 days after issuance at a variable rate of 61% of the market price as defined in the debenture document. Upon default, the Note will be convertible at par or $0.001 per share. Accordingly, there has been a beneficial conversion feature discount of $33,885 was calculated on this note and as of March 31, 2014, $6,483 discount has been recorded in Bank charges and interest leaving a remainder of $27,402. As of March 31, 2014 there is a total of $616 in accrued interest assessed on this note all of which was expensed during the six and three months ended March 31, 2014.

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

The 500,000 vested options were valued using the Black-Scholes model and the following inputs: 5 year life, volatility of 154%, interest rate of 1.55%, and 0% forfeiture rate. The resulting value was $0.0377 per option for a total value of $7,543. Accordingly for options granted during the years pursuant to ASC Topic 718, during the six months ended March 31, 2014, the Company recognized expense of $-0- and $34,006, respectively. The 500,000 vested options were canceled in February of 2014.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      March 31, 2014 and September 30, 2013


NOTE 5 - STOCKHOLDERS' EQUITY - (CONTINUED)

A summary of the status of the options granted at March 31, 2014 and September 30, 2013 and changes during the periods then ended is presented below:

                              March 31, 2014             September 30, 2013
                         ------------------------    -------------------------
                                  Weighted Average             Weighted Average
                         Shares    Exercise Price    Shares     Exercise Price
                         ------    --------------    ------     --------------
Outstanding at          500,000         $0.04            --          $   --
 beginning of period
Granted                                                  --              --
Exercised                    --             --           --              --
Expired or canceled     500,000           0.04           --              --
                        -------         ------       ------          ------
Outstanding at end
 of period                   --         $   --           --          $   --
                        =======         ======       ======          ======
Exercisable                  --         $   --           --          $   --
                        =======         ======       ======          ======

COMMON STOCK

On December 13, 2013 the Company issued 70,000 shares of common stock to a consultant for consulting services rendered valued at $2,870 or $0.041 per share.

NOTE 6 - SUBSEQUENT EVENTS

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

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 VERSUS 2013:

REVENUE

We generated $182 in revenue for the three months ended March 31, 2014 compared to $525 during the same period in 2013, and $1,711 in revenue for the six months ended March 31, 2014 compared to $987 for the same period in 2013.

The Company commenced commercial operations as of September 30, 2013.

We do not anticipate earning significant revenues until such time that we have sufficient capital to market our services.

OPERATING EXPENSES

During the three months ended March 31, 2014, total operating expenses for the Company were $84,503 compared to $132,142 during the same period in 2013 and $167,118 in total operating expenses for the six months ended March 31, 2014 compared to $270,539 for the same period in 2013. The decrease in expenses was due to the higher expense incurred in the 2013 periods primarily for website development.

NET LOSS

Our net loss for the three months ended March 31, 2014 was $91,509 compared to $131,717 during the same period in 2013, and $172,595 net loss for the six months ended March 31, 2014 compared to $269,897 for the same period in 2013. As we have incurred no substantial revenues, the net loss figures follow our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we have yet to generate any material revenues from our business operations as our website, while operational, has yet to be marketed.

As of March 31, 2014, we had $10,161 in cash and $52,204 in total assets, of which $41,443 is attributed to website development. Our total liabilities were $115,662.

The Company believes it currently does not have sufficient funds to execute its business plan. We anticipate that additional capital will be required to implement our business plan to pay for marketing efforts to support revenue for 2014. In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014.

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

                                 PSYCHIC FRIENDS NETWORK, INC.


Date: May 19, 2014               By: /s/ Marc Lasky
                                     -------------------------------------------
                                     Marc Lasky
                                     Chief Executive and Financial Officer
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)