Form 10-Q
period 2014-06-30
Psychic Friends Network Inc.
filed 2014-08-13
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 88,977,543 outstanding shares of common stock outstanding as of August 12, 2014.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS......................................   4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...........................   5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...........................   6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..................   7

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2014        September 30, 2013
                                                                                -------------        ------------------
                                                                                 (unaudited)
ASSETS

Current assets
  Cash                                                                           $     16,767           $     75,393
  Prepaid expenses                                                                         --                     --
  Accounts receivable                                                                      75                     --
                                                                                 ------------           ------------
      Total current assets                                                             16,842                 75,393

Intangible assets
  Website development costs (net of $50,107 and $28,764
   of accumulated amortization, respectively)                                          34,329                 55,672
                                                                                 ------------           ------------

      Total Assets                                                               $     51,171           $    131,065
                                                                                 ============           ============

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                       $    108,207           $     58,682
  Convertible notes payable, net of discount of $47,385 and $0, respectively           58,615                     --
                                                                                 ------------           ------------
      Total current liabilities                                                       166,822                 58,682
                                                                                 ------------           ------------

      Total Liabilities                                                               166,822                 58,682
                                                                                 ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   84,977,543 and 84,907,543 issued and outstanding at June 30, 2014 and
   September 30, 2013, respectively                                                    84,978                 84,908
  Additional paid-in capital                                                          961,212                886,148
  Deficit accumulated during development stage                                     (1,161,841)              (898,673)
                                                                                 ------------           ------------
      Total stockholders' equity (deficit)                                           (115,651)                72,383
                                                                                 ------------           ------------

      Total liabilities and stockholders' equity (deficit)                       $     51,171           $    131,065
                                                                                 ============           ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                               From inception
                                             Three months ended                  Nine months ended              (May 9, 2007)
                                       -------------------------------     -------------------------------         through
                                       June 30, 2014     June 30, 2013     June 30, 2014     June 30, 2013      June 30, 2014
                                       -------------     -------------     -------------     -------------      -------------
REVENUE                                $         24      $         --      $      1,735      $        987       $      4,156
                                       ------------      ------------      ------------      ------------       ------------
OPERATING EXPENSES
  Payroll expenses                           36,212            33,644           110,331           107,763            346,800
  Depreciation and amortization               7,114             6,640            21,343            16,133             50,107
  General and administrative                  6,161            17,461            24,151            89,230            222,800
  Consulting fees                            16,250            25,172            51,620           108,613            275,908
  Legal and professional                      3,430            22,142            28,840            53,859            241,359
                                       ------------      ------------      ------------      ------------       ------------
      TOTAL OPERATING EXPENSES               69,167           105,059           236,285           375,598          1,136,974
                                       ------------      ------------      ------------      ------------       ------------

NET LOSS FROM OPERATIONS                    (69,143)         (105,059)         (234,550)         (374,611)        (1,132,818)

OTHER EXPENSE
  Bank charges and interest                  21,430                --            28,618               345             29,023
                                       ------------      ------------      ------------      ------------       ------------
      TOTAL OTHER EXPENSE                    21,430                --            28,618               345             29,023
                                       ------------      ------------      ------------      ------------       ------------

NET LOSS BEFORE INCOME TAXES                (90,573)         (105,059)         (263,168)         (374,956)        (1,161,841)

PROVISION FOR INCOME TAX                         --                --                --                --                 --
                                       ------------      ------------      ------------      ------------       ------------

NET LOSS FOR THE PERIOD                $    (90,573)     $   (105,059)     $   (263,168)     $   (374,956)      $ (1,161,841)
                                       ============      ============      ============      ============       ============
BASIC AND DILUTED (LOSS)
 PER COMMON SHARE                      $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                       ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES (BASIC AND DILUTED)       84,977,543        84,411,664        84,958,569        84,155,354
                                       ============      ============      ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          Psychic Friends Network, Inc.
                          (Formerly "Web Wizard, Inc.")
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       From inception
                                                                         Nine months ended              (May 9, 2007)
                                                                 ---------------------------------         through
                                                                 June 30, 2014       June 30, 2013      June 30, 2014
                                                                 -------------       -------------      -------------
OPERATING ACTIVITIES
  Net loss                                                       $   (263,168)       $   (374,956)      $ (1,161,841)
  Adjustments to reconcile net loss from operations:
    Expenses paid for by director                                          --                  --              4,411
    Stock-based compensation for options issued                            --              39,798             93,750
    Amortization expense                                               21,343              16,133             50,107
    Common stock issued for services                                    2,870              13,153             17,273
    Amortization of debt discount                                      24,879                  --             24,879
    Expenses paid for convertible note holders                         18,000                  --             18,000
  Change in operating assets and liabilities:
    Increase in accrued revenue                                           (75)                 --                (75)
    Decrease in prepaid expenses                                           --               1,000                 --
    Increase in accrued interest                                        3,572                  --              3,572
    Increase in accounts payable and accrued liabilities               45,953                 769            104,635
                                                                 ------------        ------------       ------------
          NET CASH USED IN OPERATING ACTIVITIES                      (146,626)           (304,103)          (845,289)
                                                                 ------------        ------------       ------------
INVESTING ACTIVITIES
  Capitalization of website development costs                              --             (36,150)           (84,436)
                                                                 ------------        ------------       ------------
          NET CASH USED IN INVESTING ACTIVITIES                            --             (36,150)           (84,436)
                                                                 ------------        ------------       ------------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   --                  --            804,900
  Proceeds from related parties                                            --                  --             58,003
  Repayments of amounts due to director                                    --                  --             (4,411)
  Proceeds from issuance of convertible notes payable                  88,000                  --             88,000
                                                                 ------------        ------------       ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    88,000                  --            946,492
                                                                 ------------        ------------       ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                           (58,626)           (340,253)            16,767

CASH AND CASH EQUIVALENTS
  -BEGINNING OF PERIOD                                                 75,393             499,898                 --
                                                                 ------------        ------------       ------------
CASH AND CASH EQUIVALENTS
  -END OF PERIOD                                                 $     16,767        $    159,645       $     16,767
                                                                 ============        ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                         $         --        $         --       $         --
                                                                 ============        ============       ============
  Cash paid for taxes                                            $         --        $         --       $         --
                                                                 ============        ============       ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Debt discount on convertible notes                             $     72,264        $         --       $     72,264
                                                                 ============        ============       ============
  Common stock issued in asset acquisition                       $         --        $     58,003       $     58,003
                                                                 ============        ============       ============
  Liabilities assumed in asset acquisition                       $         --        $      5,000       $        400
                                                                 ============        ============       ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2014 and September 30, 2013


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended June 30, 2014 are not necessarily indicative of results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2013.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of June 30, 2014, the Company has accumulated losses from inception (May 9, 2007) of $1,161,841. Likewise, net cash of $845,289 has been used in operations during the same period. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2014 and September 30, 2013


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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, is equal to fair value due to their short-term to maturity. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the nine months ended June 30, 2014 and 2013, the Company recognized revenues of $1,735 and $987 for which each of the four aforementioned criteria were satisfied.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2014 and September 30, 2013


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2014 and September 30, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company records the value for options granted over the vesting period of the options granted. Accordingly, the Company recognized expenses of $-0- and $39,798 during the nine months ended June 30, 2014 and 2013, respectively (see
Note 5).

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

The Company capitalized website costs of $-0- and $36,150 during the nine months ended June 30, 2014 and 2013, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $21,343 and $16,133 for the nine months ended June 30, 2014 and 2013, respectively.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the nine months ended June 30, 2014 and 2013, advertising expenses totaled $2,661 and $18,883, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2014 and September 30, 2013


NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                        Gross
                       Carrying    Accumulated    Net Carrying  Weighted-Average
                        Amount     Amortization      Amount      Remaining Life
                        ------     ------------      ------      --------------
June 30, 2014:
  Capitalized website
   development costs   $ 84,436     $(50,107)      $ 34,329        1.22 years
                       --------     --------       --------        ----------
Total                  $ 84,436     $(50,107)      $ 34,329        1.22 years
                       ========     ========       ========        ==========

NOTE 4 - CONVERTIBLE NOTE PAYABLE

On February 6, 2014 the Company entered into a $53,000 Convertible Promissory Note with an unrelated third party finance company to fund operating expenses in the form of $44,000 in cash and $9,000 advanced directly to vendors for expenses. The Note shall accrued interest at 8% per annum with a 22% default rate and matures on November 10, 2014. The holder has the right to convert into common stock 180 days after issuance at a variable rate of 61% of the market price as defined in the debenture document. Upon default, the Note will be convertible at par or $0.001 per share.

On May 8, 2014 the Company entered into a $53,000 Convertible Promissory Note with an unrelated third party finance company to fund operating expenses in the form of $44,000 in cash and $9,000 advanced directly to vendors for expenses. The Note shall accrued interest at 8% per annum with a 22% default rate and matures on February 12, 2015. The holder has the right to convert into common stock 180 days after issuance at a variable rate of 58% of the market price as defined in the debenture document. Upon default, the Note will be convertible at par or $0.001 per share.

Accordingly, there has been a combined aggregate beneficial conversion feature discount of $72,264 was calculated on these notes and as of June 30, 2014, $24,879 in combined debt discount has been recorded in Bank charges and interest leaving a remainder of $47,385. As of June 30, 2014 there is an aggregate combined total of $3,572 in accrued interest assessed on these notes all of which was expensed during the nine months ended June 30, 2014.

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

                          Psychic Friends Network, Inc.
                             (fka: Web Wizard, Inc.)
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2014 and September 30, 2013


NOTE 5 - STOCKHOLDERS' EQUITY - (CONTINUED)

The 500,000 vested options were valued using the Black-Scholes model and the following inputs: 5 year life, volatility of 154%, interest rate of 1.55%, and 0% forfeiture rate. The resulting value was $0.0377 per option for a total value of $7,543. The 500,000 vested options were canceled in February of 2014. Accordingly for options granted during the years pursuant to ASC Topic 718, during the nine months ended June 30, 2014, the Company recognized expense of $-0- and $39,798, respectively.

A summary of the status of the options granted at June 30, 2014 and September 30, 2013 and changes during the periods then ended is presented below:

                               June 30, 2014             September 30, 2013
                         ------------------------    -------------------------
                                  Weighted Average             Weighted Average
                         Shares    Exercise Price    Shares     Exercise Price
                         ------    --------------    ------     --------------
Outstanding at          500,000         $ 0.04           --          $   --
 beginning of period
Granted                                                  --              --
Exercised                    --             --           --              --
Expired or canceled     500,000           0.04           --              --
                        -------         ------       ------          ------
Outstanding at end
 of period                   --         $   --           --          $   --
                        =======         ======       ======          ======
Exercisable                  --         $   --           --          $   --
                        =======         ======       ======          ======

COMMON STOCK

On December 13, 2013 the Company issued 70,000 shares of common stock to a consultant for consulting services rendered valued at $2,870 or $0.041 per share.

NOTE 6 - SUBSEQUENT EVENTS

On July 11, 2014, the Company approved an issuance of 4,000,000 shares valued at $36,000 or $0.009 per share in exchange for $36,000 of accrued salaries and compensation of two officers of the Company.

On July 17, 2014, the Company entered into an agreement and plan of merger with PFN Sub, Corp and 321 Lend, Inc. The agreement stipulates that 18,000,000 shares of the Company valued at $270,000 or $0.015 per share shall be issued in exchange for the intellectual and ownership rights of 321 Lend, Inc. The merger will not officially close and the assets of 321 Lend, Inc. and Company's common stock will be held in escrow until $500,000 in capital financing is achieved. On July 29, 2014, the Company closed its previously announced merger with 321 Lend, Inc. pursuant to an Agreement and Plan of Merger.

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

Throughout this report references to "we", "our", "us", "PFN", "the Company", and similar terms refer to Psychic Friends Network, Inc.

OVERVIEW

CORPORATE HISTORY AND BACKGROUND

Psychic Friends Network, Inc. (OTC:PFNI) hereinafter, ("the Company") was incorporated in the State of Nevada on May 9, 2007 under the name "Web Wizard, Inc.". On February 17, 2012 the Company changed its name to "Psychic Friends Network, Inc." pursuant to the terms of an asset purchase agreement executed on January 27, 2012. As part of such agreement, all of the assets of PFN Holdings were purchased. These assets are an integral part of the Company's business development and ultimately the realization of the Company's anticipated cash flows.

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 VERSUS 2013:

REVENUE

We generated $24 in revenue for the three months ended June 30, 2014 compared to $0 during the same period in 2013, and $1,735 in revenue for the nine months ended June 30, 2014 compared to $987 for the same period in 2013.

The Company commenced commercial operations as of September 30, 2013.

We do not anticipate earning significant revenues until such time that we have sufficient capital to market our services.

OPERATING EXPENSES

During the three months ended June 30, 2014, total operating expenses for the Company were $69,143 compared to $105,059 during the same period in 2013 and $234,550 in total operating expenses for the nine months ended June 30, 2014 compared to $374,611 for the same period in 2013. The decrease in expenses was due to the higher expense incurred in the 2013 periods primarily for website development and advertising.

NET LOSS

Our net loss for the three months ended June 30, 2014 was $90,573 compared to $105,059 during the same period in 2013, and $263,168 net loss for the nine months ended June 30, 2014 compared to $374,956 for the same period in 2013. As we have incurred no substantial revenues, the net loss figures follow our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we have yet to generate any material revenues from our business operations as our website, while operational, has yet to be marketed.

As of June 30, 2014, we had $16,767 in cash and $51,171 in total assets, of which $34,329 is attributed to website development. Our total liabilities were $166,822.

In the nine months ended June 30, 2014, the Company has borrowed an aggregate of $106,000 in investor financing via the issuance of convertible promissory notes. See Note 4 "Convertible Note Payable" within the notes to our financial statements.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014.

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

                                 PSYCHIC FRIENDS NETWORK, INC.


Date: August 13, 2014            By: /s/ Marc Lasky
                                     -------------------------------------------
                                     Marc Lasky
                                     Chief Executive and Financial Officer
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)