Form 10-K
period 2014-09-30
Peer to Peer Network
filed 2015-01-21
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2014

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-33968

                              Peer to Peer Network
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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $569,952 at March 31, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 106,626,666 shares of common stock as of September 30, 2014.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant's definitive proxy statement for the 2014 Annual Meeting of Shareholders.

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

Throughout this Annual Report on Form 10-K references to "we", "our", "us", "PTOP", "the Company", and similar terms refer to Peer to Peer Network.

                              PEER TO PEER NETWORK
                            FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 2014

                               INDEX TO FORM 10-K

                                                                            Page
                                                                            ----
PART I

Item 1     Business.......................................................    4
Item 1A    Risk Factors...................................................    5
Item 1B    Unresolved Staff Comments......................................    6
Item 2     Properties.....................................................    6
Item 3     Legal Proceedings..............................................    6
Item 4     Mine Safety Disclosures........................................    6

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..............    7
Item 6     Selected Financial Data........................................    8
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    8
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.....   10
Item 8     Financial Statements and Supplementary Data....................   10
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................   10
Item 9A    Controls and Procedures........................................   10
Item 9B    Other Information..............................................   11

PART III

Item 10    Directors, Executive Officers and Corporate Governance.........   12
Item 11    Executive Compensation.........................................   12
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................   12
Item 13    Certain Relationships and Related Transactions, and Director
           Independence...................................................   12
Item 14    Principal Accounting Fees and Services.........................   12

PART IV

Item 15    Exhibits, Financial Statement Schedules........................   13

                                     PART I

ITEM 1 BUSINESS

CORPORATE HISTORY AND BACKGROUND

Peer to Peer Network (OTC:PTOP) hereinafter, ("the Company") was incorporated in the State of Nevada on May 9, 2007 under the name "Web Wizard, Inc.". On February 17, 2012 the Company changed its name to "Psychic Friends Network, Inc." pursuant to an asset purchase agreement executed on January 27, 2012. As part of this agreement, all of the assets of PFN Holdings were purchased. These assets are an integral part of the Company's business development and ultimately the realization of the Company's anticipated cash flows. On August 27, 2014, the Company changed its name to Peer to Peer Network.

BUSINESS

Peer to Peer Network, http://peer2peernet.com/ is a holding company centered in the booming Peer-to-Peer Industry. We believe that Peer-to-Peer Networks are here to stay. By sharing what they already own, instead of buying new, people are able to save money, make money, and help the environment. At Peer-to Peer-Network, OUR VISION is to accomplish all three, and we want the whole world to join us. We like to call it COLLABORATIVE CONSUMPTION.

Our assets include the Psychic Friends Network ("PFN"), and 321Lend, Inc ("321Lend"), and we envision acquiring other properties in the growing Peer to Peer Industry.

PFN is a marketing and entertainment company that provides on-demand psychic advice, as well as daily and weekly horoscopes. www.psychicfriendsnetwork.com A leader in the psychic industry with memorable television/radio marketing and infomercials generating nearly $1 Billion in revenues. The same management team who built the iconic "Psychic Friends" brand is working together again; this time with the clear advantage of the internet, social media, and easier methods for billing and better communication technology.

321Lend is a peer-to-peer lending platform offering prime consumers in the United States a fast and efficient way to borrow money at attractive interest rates. 321Lend also offers accredited investors a robust, transparent platform for investing in consumer loans.

321LEND

On August 7, 2014, the "Company closed its previously announced merger ("Merger") with 321Lend, Inc. ("321Lend") pursuant to an Agreement and Plan of Merger dated July 17, 2014 by and among the Company, 321Lend and PFN Sub Inc., a wholly owned subsidiary of the Company ("Merger Sub"). At the effective time of the Merger, Merger Sub merged with and into 321Lend, and the Company issued 18,000,000 shares of its common stock to stockholders of 321 Lend ("Merger Stock"), and Shin Hwang was appointed to the Company's board of directors ("321Lend Director").

Pursuant to the Merger, the Merger Stock and the assets of 321Lend shall be held in escrow pending 321Lend's ability to raise $500,000 in capital financing on terms acceptable to the Company's board of directors (including the 321Lend Director) within 90 days of the effective time of the Merger (the "Capital Raise"). If the Capital Raise is unsuccessful, the Merger Stock shall be canceled and returned to treasury, the 321Lend assets shall be returned to its stockholders, and the 321Lend Director shall resign. On December 3, 2014, the parties agreed to extend the 90 day deadline for the capital raise by an additional 90 days, with all other terms of the agreement remaining the same. As of the date of this filing, the capital raise is not complete.

Upon successful completion of the Capital Raise, (i) the Merger Stock and 321Lend assets shall be released from escrow, (ii) the Company shall issue warrants to purchase an aggregate of 100,000,000 shares of Company common stock at a price of $0.02, with a minimum exercise of 1,000,000 shares, a term of 7 years, and cash-only exercise, to the 321Lend stockholders, (iii) the Company shall take steps to cause its shareholders to approve an increase in the size of the Company board of directors to five directors, upon which the Company board of directors shall fill the remaining two director vacancies with two representatives of 321Lend, and (iiii) the Company shall adopt employment agreements for the Company's Chief Executive Officer Marc Lasky and President Michael Lasky, and 321Lend's Shin Hwang, Johnny Tong and Chris Wu.

Upon 321Lend's successful commercial launch of its website and resulting origination of its first loan to a borrower, the Company shall issue warrants to purchase an aggregate of 36,000,000 shares of Company common stock at a price of $0.05, with a minimum exercise of 1,000,000 shares, a term of 7 years, and cash-only exercise, to the 321Lend stockholders.

Upon 321Lend's successful origination of an aggregate of $2,500,000 in loans to borrowers, the Company shall issue warrants to purchase an aggregate of 72,000,000 shares of Company common stock at a price of $0.10, with a minimum exercise of 1,000,000 shares, a term of 7 years, and cash-only exercise, to the 321Lend stockholders.

Upon 321Lend's successful commercial launch of its website and resulting origination of its first loan to a borrower, the Company shall issue warrants to purchase an aggregate of 36,000,000 shares of Company common stock at a price of $0.05, with a minimum exercise of 1,000,000 shares, a term of 7 years, and cash-only exercise, to the 321Lend stockholders.

Upon 321Lend's successful origination of an aggregate of $2,500,000 in loans to borrowers, the Company shall issue warrants to purchase an aggregate of 72,000,000 shares of Company common stock at a price of $0.10, with a minimum exercise of 1,000,000 shares, a term of 7 years, and cash-only exercise, to the 321Lend stockholders.

MARKETING

For PFN, we plan to advertise and market our services via the following avenues:

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

COMPETITION

The market for psychic services is competitive. PFN compete with a significant number of online, telephone and brick and mortar psychic service companies, the largest of which are Keen, California Psychics, Ask Now, Psychic Source and Live Person.

Many of PFN competitors have significant advantages over PFN in terms of scale, operating histories, number of locations in operation, capital and other resources. PFN is a start-up company that has just begun to commence commercial operations. Accordingly, there can be no assurances that PFN can successfully compete in this market.

EMPLOYEES

As of September 30, 2014, the Company had two full time consultants and no employees. Our personnel are responsible for performing or overseeing all operations of the Company. Specifically, our personnel direct responsibilities include, but are not limited to, developing our website and mobile application, seeking the investment capital necessary to commence and build commercial operations, creating our marketing, branding and sales strategy, driving the overall services strategy, customer service, operations, and all financial reporting and general administrative duties.

ITEM 1A RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not required for a smaller reporting company.

ITEM 2 PROPERTIES

Our principle corporate offices are located at 2360 Corporate Circle, Suite 400, Henderson NV 89074.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed to trade in the over-the-counter securities market through OTC Markets OTCQB under the symbol "PTOP".

The following table sets forth the quarterly high and low bid prices for our Common Stock since we began trading on April 17, 2012, as reported by Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                               Bid Prices ($)
                                            ------------------
               Quarter Ending               High          Low
               --------------               ----          ---
            June 30, 2012                   1.10          0.72
            September 30, 2012              0.75          0.35
            December 31, 2012               0.63          0.07
            March 31, 2013                  0.12          0.01
            June 30, 2013                   0.04          0.01
            September 30, 2013              0.02          0.01
            December 31, 2013               0.07          0.01
            March 31, 2014                  0.04          0.01
            June 30, 2014                   0.03          0.01
            September 30, 2014              0.03          0.01
            December 31, 2014               0.02          0.01

On September 30, 2014, the closing price for our common stock on the OTCQB was $0.0140 per share.

HOLDERS

As of September 30, 2014, we had 19 holders of our common stock.

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

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of September 30, 2014.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2014, the Company sold 8,550,000 shares of common stock to eight investors for gross proceeds of $171,000. The securities were sold exempt from registration under the Section 4(2) of the Securities Act of 1933.

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

YEAR ENDED SEPTEMBER 30, 2014 AND 2013:

REVENUE

We generated revenue of $1,785 and $987 for the year ended September 30, 2014 and 2013.

Since our inception, we have been primarily focused on corporate organization and development of our web site and mobile application. We do not anticipate earning significant revenues until such time that we have sufficient capital to market our services.

EXPENSES

During the year ended September 30, 2014, total operating expenses were $315,950 compared to $445,027 for the year ended September 30, 2013. The majority of the operating expenses incurred during both years were consulting, legal, professional and general and administrative costs, and website development.

NET LOSS

Our net loss for the year ended September 30, 2014 was $395,584 as compared to a net loss of $444,040 for the year ended September 30, 2013.

OTHER COMPREHENSIVE LOSS

During the year ended September 30, 2014 the Company purchased 80,000,000 common shares of Telecorp, Inc. (TLNF.pk) for $2,150 in cash. The Company is holding these securities available for sale. During the year the Company sold 48,000,000 shares for $5,555 recognizing a capital gain of $4,265. As of September 30, 2014, the Company had a remainder of 9,143 post split shares and recorded an unrealized capital loss of $631 reported to 'other comprehensive income' after a mark-to-market adjustment. The Company had no such transaction during the year ended September 30, 2013.


LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2014, we had current assets of $2,998 consisting of cash, accounts receivable and equity securities available for sale and current liabilities of $133,833.

We believe that currently we do not have sufficient funds to execute our business plan. We anticipate that additional capital will be required to implement our business plan to pay for marketing efforts to support our revenue forecast for fiscal year 2015. In order to obtain the necessary capital, we may need to sell additional shares of common stock or borrow funds from private lenders.

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

Our online marketing will include a robust pay per click campaigns with Google, Microsoft and Yahoo. We have contacted experts in the PPC field so that we can commence these campaigns once we secure appropriate funding. We will also do affiliate marketing on a CPA (cost per acquisition) basis. Using this model, we will only pay the affiliated for a paid customer, and they pay for their own marketing, so it is a very targeted brand of marketing. We will also be doing some banner ads on a CPI (cost per impression) basis and contextual marketing, where we can serve people ads only after they express interest in psychics or horoscopes.

Regarding our offline advertising, this is our true strength, as witnessed from our previous run of success. We already have new television spots produced that we expect to perform extremely well. These spots were all produced by the same team that produced the original Psychic Friends Network infomercials.

In addition, we are expecting our mobile app to be finished during the second half of 2015. We believe that our mobile app will be the most successful of all of our platforms. Mobile advertising has the best ROI, of all forms of advertising simply because the market is still relatively new, and as such is not near a saturation point. Furthermore, mobile applications are truly tailor made for Psychic Friends. For the first time ever we can contact our customer in their pockets or purses. We can let them know about promo offers, or send them a horoscope or with them a happy birthday with a discount code. And, the customer is just a few clicks away from connecting to one of our hand chosen psychics anytime or anywhere that they have their mobile smart phones.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, being the date of our most recently completed fiscal year end. This evaluation was implemented under the supervision and with the participation of our Chief Executive and Financial Officer.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of September 30, 2014. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective. Management believes the controls were not effective due to the simple fact that segregation of duties is not feasible given the size of the entity and limited management personnel.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the final quarter of the year ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our 2015 Proxy Statement.

ITEM 11 EXECUTIVE COMPENSATION

Incorporated by reference from our 2015 Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our 2015 Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
        INDEPENDENCE

Incorporated by reference from our 2015 Proxy Statement.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our 2015 Proxy Statement.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number                               Exhibit
------                               -------

3.1 (1)   Articles of Incorporation

3.2 (1)   Bylaws

31 (2)    Rule  13a-14(a)  Certification  of Principal  Executive  and Financial
          Officer

32 (2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive and Financial Officer

101.INS*  XBRL Instance Document
101.SCH*  XBRL Taxonomy Extension Schema Document
101.CAL*  XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*  XBRL Taxonomy Extension Label Linkbase Document
101.PRE*  XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*  XBRL Taxonomy Extension Definition Linkbase Document

----------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2 dated January 11, 2008.

(2)  Furnished herewith.

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

                                Peer to Peer Network


Date: January 21, 2015          /s/ Marc Lasky
                                ------------------------------------------------
                                Marc Lasky, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                             Title                                    Date
    ---------                             -----                                    ----


/s/ Marc Lasky              Director and Chief Executive Officer              January 21, 2015
--------------------------  (Principal Executive, Financial and
Marc Lasky                  Accounting Officer)


/s/ Michael Lasky
--------------------------
Michael Lasky               Director and President                            January 21, 2015


/s/ Shin Hwang              Director                                          January 21, 2015
--------------------------
Shin Hwang

                 [LETTERHEAD OF SADLER, GIBB & ASSOCIATES, LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Peer to Peer Network (fka Psychic Friends Network, Inc.)

We have audited the accompanying consolidated balance sheets of Peer to Peer Network (fka Psychic Friends Network, Inc.) (the Company) as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peer to Peer Network (fka Psychic Friends Network, Inc.) as of September 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has accumulated losses from inception (May 9, 2007) of $1,294,258 as of September 30, 2014 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Sadler, Gibb & Associates, LLC
-------------------------------------------
Salt Lake City, UT
January 20, 2015

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                                 BALANCE SHEETS

                                                                                  September 30,          September 30,
                                                                                      2014                   2013
                                                                                  ------------           ------------
ASSETS

Current assets
  Cash                                                                            $      2,644           $     75,393
  Accounts receivable                                                                      125                     --
  Equity securities available for sale                                                     229                     --
                                                                                  ------------           ------------
      Total current assets                                                               2,998                 75,393

          Investment in securities, at cost                                             70,000                     --
Intangible assets
  Website development costs (net of $57,300 and $28,764
  of accumulated amortization, respectively)                                            27,136                 55,672
                                                                                  ------------           ------------

      Total Assets                                                                $    100,134           $    131,065
                                                                                  ============           ============

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                        $     88,087           $     58,683
  Accrued salaries to an officer                                                        11,250                     --
  Convertible notes payable, net of discount of $18,504 and $-0-, respectively          34,496                     --
                                                                                  ------------           ------------
      Total current liabilities                                                        133,833                 58,683
                                                                                  ------------           ------------

      Total Liabilities                                                                133,833                 58,683
                                                                                  ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   88,977,543 and 84,907,543 issued and outstanding at September 30, 2014
   and September 30, 2013, respectively                                                 88,978                 84,908
  Common stock payable                                                                 171,000                     --
  Additional paid-in capital                                                         1,001,212                886,148
  Accumulated other comprehensive loss                                                    (631)                    --
  Accumulated deficit                                                               (1,294,258)              (898,674)
                                                                                  ------------           ------------
      Total stockholders' equity (deficit)                                             (33,699)                72,382
                                                                                  ------------           ------------

      Total liabilities and stockholders' equity (deficit)                        $    100,134           $    131,065
                                                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                            STATEMENTS OF OPERATIONS

                                                                         For the Years Ended
                                                                 ------------------------------------
                                                                 September 30,          September 30,
                                                                     2014                   2013
                                                                 ------------           ------------
REVENUE                                                          $      1,785           $        987
                                                                 ------------           ------------
OPERATING EXPENSES
  Payroll expenses                                                    146,542                144,891
  Depreciation and amortization                                        28,536                 23,261
  General and administrative                                           31,407                131,665
  Consulting fees                                                      66,570                 73,636
  Legal and professional                                               42,895                 71,574
                                                                 ------------           ------------
      TOTAL OPERATING EXPENSES                                        315,950                445,027
                                                                 ------------           ------------

NET LOSS FROM OPERATIONS                                             (314,165)              (444,040)

OTHER EXPENSE (INCOME)
  Interest expense                                                     77,684                     --
  Loss on debt settlement                                               8,000                     --
  Capital gains on equity securities available for sale                (4,265)                    --
                                                                 ------------           ------------
      TOTAL OTHER EXPENSE                                              81,419                     --
                                                                 ------------           ------------

NET LOSS BEFORE INCOME TAXES                                         (395,584)              (444,040)

PROVISION FOR INCOME TAX                                                   --                     --
                                                                 ------------           ------------

NET LOSS FOR THE PERIOD                                          $   (395,584)          $   (444,040)
                                                                 ============           ============
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized losses on equity investments                                 631                     --
                                                                 ------------           ------------

COMPREHENSIVE LOSS                                               $   (396,215)          $   (444,040)
                                                                 ============           ============

BASIC AND DILUTED (LOSS) PER COMMON SHARE                        $      (0.00)          $      (0.01)
                                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 (BASIC AND DILUTED)                                               85,774,310             84,321,659
                                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    Accumulated
                                                                                                      Other
                                                              Common Stock          Additional     Comprehensive
                                                          -------------------         Paid-in         Income
                                                          Issued        Amount        Capital         (Loss)
                                                          ------        ------        -------         ------
BALANCE, SEPTEMBER 30, 2012                            84,016,334      $84,017      $  875,065        $   --

Shares issued for consulting services
 - November 29, 2012 at $0.34876 per share                 16,209           16           5,637            --

Shares issued for consulting services
 - May 15, 2013 at $0.01 per share                        750,000          750           6,750            --

Forfeited stock options                                        --           --          (2,429)           --

Shares issued for consulting services
 - Sept 06, 2013 at $0.01 per share                       125,000          125           1,125            --

Net loss for the year ended September 30, 2013                 --           --              --            --
                                                       ----------      -------      ----------        ------

BALANCE, SEPTEMBER 30, 2013                            84,907,543       84,908         886,148            --

Shares issued for consulting services
 - December 13, 2013 at $0.041 per share                   70,000           70           2,800            --

Beneficial Conversion Feature - Feburary 6, 2014               --           --          33,885            --

Beneficial Conversion Feature - April  6, 2014                 --           --          38,379            --

Shares issued for conversion of debt
 - July 18, 2014 at $0.011 per share                    4,000,000        4,000          400,000            --

Shares payable issued for cash
 - August 12, 2014 at $0.02 per share                          --           --              --            --

Unrealized loss on equity securities
 available for sale                                            --           --              --          (631)

Net loss for the year ended
 September 30, 2014                                            --           --              --            --
                                                       ----------      -------      ----------        ------

BALANCE, SEPTEMBER 30, 2014                            88,977,543      $88,978      $1,001,212        $ (631)
                                                       ==========      =======      ==========        ======

                                                                                                        Total
                                                        Subscriptions Payable                        Stockholders'
                                                        ---------------------       Accumulated        Equity
                                                        Issuable       Amount         Deficit         (Deficit)
                                                        --------       ------         -------         ---------

BALANCE, SEPTEMBER 30, 2012                                   --      $     --      $  (454,634)      $ 504,448

Shares issued for consulting services
 - November 29, 2012 at $0.34876 per share                    --            --               --           5,653

Shares issued for consulting services
 - May 15, 2013 at $0.01 per share                            --            --               --           7,500

Forfeited stock options                                       --            --               --          (2,429)

Shares issued for consulting services
 - Sept 06, 2013 at $0.01 per share                           --            --               --           1,250

Net loss for the year ended September 30, 2013                --            --         (444,040)       (444,040)
                                                       ---------      --------      -----------       ---------

BALANCE, SEPTEMBER 30, 2013                                   --            --         (898,674)         72,382

Shares issued for consulting services
 - December 13, 2013 at $0.041 per share                      --            --               --           2,870

Beneficial Conversion Feature - Feburary 6, 2014              --            --               --          33,885

Beneficial Conversion Feature - April  6, 2014                --            --               --          38,379

Shares issued for conversion of debt
 - July 18, 2014 at $0.011 per share                          --            --               --          44,000

Shares payable issued for cash
 - August 12, 2014 at $0.02 per share                  8,550,000      171,,000               --         171,000

Unrealized loss on equity securities
 available for sale                                           --            --               --            (631)

Net loss for the year ended
 September 30, 2014                                           --            --         (395,584)       (395,584)
                                                       ---------      --------      -----------       ---------

BALANCE, SEPTEMBER 30, 2014                            8,550,000      $171,000      $(1,294,258)      $ (33,699)
                                                       =========      ========      ===========       =========

   The accompanying notes are an integral part of these financial statements.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                            STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended
                                                                ----------------------------------
                                                                September 30,        September 30,
                                                                    2014                2013
                                                                ----------           ----------
OPERATING ACTIVITIES
  Net loss                                                      $ (395,584)          $ (444,040)
  Adjustments to reconcile net loss from operations:
    Capital gain on securities held for sale                        (4,265)                  --
    Expenses paid for by director                                       --                4,411
    Stock-based compensation for options issued                         --               (2,429)
    Amortization expense                                            28,536               23,261
    Common stock issued for services                                 2,870               14,403
    Amortization of debt discount                                   53,760                   --
    Expenses paid with convertible note                              9,000                   --
    Loss on settlement of a liability                                8,000                   --
  Change in operating assets and liabilities:
    Prepaid expenses                                                    --                1,000
    Accounts receivable                                               (125)                  --
    Accrued interest                                                 3,046                   --
    Accounts payable related party                                  11,250
    Increase in accounts payable and accrued liabilities            62,359               20,986
                                                                ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                   (221,153)            (382,408)
                                                                ----------           ----------
INVESTING ACTIVITIES
  Capitalization of website development costs                           --              (37,686)
  Purchase of securities available for sale                         (2,150)                  --
  Proceeds from sale of securities held for sale                     5,555                   --
  Purchase of investment in securities, at cost                    (70,000)                  --
                                                                ----------           ----------
          NET CASH USED IN INVESTING ACTIVITIES                    (66,595)             (37,686)
                                                                ----------           ----------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                --                   --
  Proceeds from cash subscriptions payable                         171,000                   --
  Proceeds from related parties                                         --                   --
  Proceeds from convertible notes payable                           97,000                   --
  Repayments of convertible notes payable                          (53,000)                  --
  Repayments of amounts due to director                                 --               (4,411)
                                                                ----------           ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                215,000               (4,411)
                                                                ----------           ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (72,748)            (424,505)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     75,393              499,898
                                                                ----------           ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                       $    2,645           $   75,393
                                                                ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                        $   20,115           $       --
                                                                ==========           ==========
  Cash paid for taxes                                           $       --           $       --
                                                                ==========           ==========
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Debt discount on convertible notes payable                    $   72,264           $       --
                                                                ==========           ==========
  Common stock issued for accrued salaries                      $   44,000           $       --
                                                                ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2014 and September 30, 2013


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Peer to Peer Network (OTC:PTOP) hereinafter, ("the Company") was incorporated in the State of Nevada on May 9, 2007 under the name "Web Wizard, Inc.". On February 17, 2012 the Company's board passed a motion to change the corporate name to "Psychic Friends Network, Inc." pursuant to an asset purchase agreement executed on January 27, 2012. As part of this agreement, all of the assets of PFN Holdings were purchased. These assets are an integral part of the Company's business development and ultimately the realization of the Company's anticipated cash flows. On September 8, 2014 the Company's board passed a motion to change the corporate name to "Peer to Peer Network".

The Company is in the business of providing daily horoscopes and live psychic advice by telephone, internet or our soon to be released mobile application. Our website is www.psychicfriendsnetwork.com. First time customers will be offered promotions and are able to choose their psychic friend by specialties. They also are able to establish an ongoing relationship with their advisor, or they can choose to try someone new the next time they call. We will strive to stay on the cutting edge of technology in an effort to deliver our content. Currently this includes Facebook applications, and twitter pages, that reward our customers with free credits towards readings for sharing, liking or tweeting about PTOP. We will also be giving all of our psychics their own website, to find new customers.

BASIS OF PRESENTATION

The Company has not generated significant revenues from operations. There is no bankruptcy, receivership, or similar proceedings against our company.

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for annual financial information.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of September 30, 2014, the Company has accumulated losses from inception (May 9, 2007) of $1,294,258. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

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

The financial statements have, in management's opinion, been prepared within the framework of the significant accounting policies summarized below:

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2014 and September 30, 2013


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

The Company's financial instruments consist of cash, accounts receivable, equity securities available for sale, accounts payable and accrued liabilities. Except for the equity securities available for sale which are valued using level 1 inputs, the carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the year ended September 30, 2014 and 2013, the Company recognized revenues of $1,785 and $987 for which each of the four aforementioned criteria were satisfied.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2014 and September 30, 2013


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2014 and September 30, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company records the value for options granted over the vesting period of the options granted. Accordingly, the Company did not recognized expenses during the year ended September 30, 2014 and 2013, respectively (see Note 6).

INVESTMENT IN SECURITIES

The cost of the Company's cost-method investment consist of an investment in a company with which a merger is contemplated (see subsequent events footnote Note
9) that totaled $70,000 and $0 at September 30, 2014 and 2013. As the Company owned less than 20% of that company's stock as of September 30, 2014, and no significant influence or control exists, the investment is accounted for using the cost method. The Company evaluated the investment for impairment. No impairment was noted as of September 30, 2014.

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

The Company capitalized website costs of $-0- and $37,686 during the year ended September 30, 2014 and 2013, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $28,536 and $23,261 for the year ended September 30, 2014 and 2013, respectively.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the year ended September 30, 2014 and 2013, advertising expenses totaled $3,520 and $28,523, respectively.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2014 and September 30, 2013


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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic
915. The Company has adopted this standard and will not report inception to date financial information.

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

NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                        Gross
                      Carrying   Accumulated     Net Carrying   Weighted-Average
                       Amount    Amortization       Amount       Remaining Life
                       ------    ------------       ------       --------------
September 30, 2014:
Capitalized website
 development costs    $ 84,436      $(57,300)       $ 27,136        0.96 years
                      --------      --------        --------        ----------
Total                 $ 84,436      $(57,300)       $ 27,136        0.96 years
                      ========      ========        ========        ==========

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2014 and September 30, 2013


NOTE 4 - SECURITIES AVAILABLE FOR SALE

During the year ended September 30, 2014 the Company purchased equity securities that are being held for sale in Telecorp, Inc. (TLNF.pk). Below is a table summarizing the activity in TLNF:

For the period ended September 30, 2014             Shares              Amount          Gain (Loss)
---------------------------------------             ------              ------          -----------
Shares purchased ($0.0000269/share)               80,000,000          $    2,150        $       --
Shares sold (total sale of $5,555)                48,000,000              (1,290)            4,265
Reverse stock split (basis $0.094061/share)            9,143                  --                --
Unrealized loss at September 30, 2014                     --                (631)             (631)
                                                  ----------          ----------        ----------
Total                                                  9,143          $      229
                                                  ==========          ==========        ==========

NOTE 5 - CONVERTIBLE NOTE PAYABLE

On February 6, 2014 the Company entered into a $53,000 Convertible Promissory Note with an unrelated third party finance company to fund operating expenses in the form of $44,000 in cash and $9,000 advanced directly to vendors for expenses. The Note shall accrued interest at 8% per annum with a 22% default rate and matures on November 10, 2014. The holder has the right to convert into common stock 180 days after issuance at a variable rate of 61% of the market price as defined in the debenture document. Upon default, the Note will be convertible at par or $0.001 per share. On August 18, 2014 the Company extinguished this note by paying $73,641 in cash which included $20,115 in interest and prepayment penalties. Accordingly, the remaining debt discount on this note of $28,881 was expensed upon the extinguishment of this debt and charged to interest expense.

On May 8, 2014 the Company entered into a $53,000 Convertible Promissory Note with an unrelated third party finance company to fund operating expenses in the form of $53,000 in cash . The Note shall accrued interest at 8% per annum with a 22% default rate and matures on February 12, 2015. The holder has the right to convert into common stock 180 days after issuance at a variable rate of 58% of the market price as defined in the debenture document. Upon default, the Note will be convertible at par or $0.001 per share.

Accordingly, there has been a combined aggregate beneficial conversion feature discount of $72,264 was calculated on these notes and as of September 30, 2014, $53,760 in combined debt discount has been recorded as interest expense leaving a remainder of $28,764. As of June 30, 2014 there is an aggregate combined total of $3,572 in accrued interest assessed on these notes all of which was expensed during the nine months ended June 30, 2014.

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

As summarized in Note 1 on February 17, 2012, in addition to the name change, our board of directors approved a ten (10) new for one (1) forward stock split of our authorized and issued and outstanding shares of common stock. Upon effect of the forward stock split, our authorized capital was increased from 75,000,000 to 750,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock was increased from 8,225,000 to 82,250,000 shares of common stock as of September 30, 2011, all with a par value of $0.001.

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

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2014 and September 30, 2013


NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

The 500,000 vested options were valued using the Black-Scholes model and the following inputs: 5 year life, volatility of 154%, interest rate of 1.55%, and 0% forfeiture rate. The resulting value was $0.0377 per option for a total value of $7,543. The 500,000 vested options were canceled in February of 2014. Accordingly for options granted during the years pursuant to ASC Topic 718, during the year ended September 30, 2014, the Company recognized expense of $-0-and ($2,429), respectively.

A summary of the status of the options granted at September 30, 2014 and September 30, 2013 and changes during the periods then ended is presented below:

                                     September 30, 2014                  September 30, 2013
                                -----------------------------       -----------------------------
                                             Weighted Average                    Weighted Average
                                Shares        Exercise Price        Shares        Exercise Price
                                ------        --------------        ------        --------------
Outstanding at                      --           $    --            200,000           $  0.35
 beginning of period
Granted                        500,000              0.04                 --                --
Exercised                           --                --                 --                --
Expired or canceled           (500,000)             0.04           (200,000)             0.35
                              --------           -------           --------           -------
Outstanding at end
 of period                          --           $    --                 --           $    --
                              ========           =======           ========           =======
Exercisable                         --           $    --                 --           $    --
                              ========           =======           ========           =======

COMMON STOCK


NOTE 7 - INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset since inception is $342,572 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2014 and September 30, 2013


NOTE 7 - INCOME TAXES - (CONTINUED)

For the period ended September 30,               2014                  2013
----------------------------------            ----------            ----------
Book loss for the year                        $ (395,584)           $ (444,040)
Adjustments:
  Meals and entertainment                            640                 4,065
  Stock based compensation                         2,870                54,201
  Unpaid payroll taxes                            29,542                29,542
  Discount amortization                           53,760                    --
                                              ----------            ----------
Tax loss for the year                         $ (308,773)           $ (356,232)
Estimated effective tax rate                          34%                   34%
                                              ----------            ----------
Deferred tax asset                            $ (104,983)           $ (121,120)
                                              ==========            ==========

The total valuation allowance is $342,572. Details for the last two periods are as follows:

For the period ended September 30,               2014                  2013
----------------------------------            ----------            ----------
Deferred tax asset                            $  104,983            $  121,120
Valuation allowance                             (104,983)             (121,120)
                                              ----------            ----------
Net deferred tax asset                                --                    --
                                              ----------            ----------
Income tax expense                            $       --            $       --
                                              ==========            ==========

Below is a chart showing the estimated corporate federal cumulative net operating loss (NOL) carry forward of $1,007,564 and the years in which it will expire.

Year                                            Amount              Expiration
----                                            ------              ----------
2014                                          $  308,773           2034
2013                                          $  356,232           2033
Prior to 2013                                 $  342,559           Prior to 2033

NOTE 8 - RELATED PARTY TRANSACTIONS

As of September 30, 2013, the President was owed $11,250 in accrued salaries payable.

NOTE 9 - SUBSEQUENT EVENTS

On November 11, 2014, the Company approved an issuance of 300,000 shares valued at $0.02 per share in exchange for $6,000 in cash.

On July 17, 2014, the Company entered into an agreement and plan of merger with PFN Sub, Corp and 321 Lend, Inc. The agreement stipulates that 18,000,000 shares of the Company valued at $270,000 or $0.015 per share shall be issued in exchange for the intellectual and ownership rights of 321 Lend, Inc. The merger will not officially close and the assets of 321 Lend, Inc. and Company's common stock will be held in escrow until $500,000 in capital financing is achieved. As of September 30, 2014, $171,000 of the $500,000 had been raised (see Note 5). Furthermore, the Company has acquired securities of 321 Lend, Inc in the amount of $70,000 during the year ending September 30, 2014, which is presented in the balance sheet as "Investment in securities, at cost"

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined there are no other events that would require adjustment to, or disclosure in, the financial statements.