Form 10-K/A
period 2014-09-30
Peer to Peer Network
filed 2015-01-23
CIK 1421981

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the period ended September 30, 2014, filed with the Securities and Exchange Commission on January 21, 2015 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

(2)  Previously filed.

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

                                Peer to Peer Network


Date: January 22, 2015          /s/ Marc Lasky
                                ------------------------------------------------
                                Marc Lasky, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                             Title                                    Date
    ---------                             -----                                    ----


/s/ Marc Lasky              Director and Chief Executive Officer              January 22, 2015
--------------------------  (Principal Executive, Financial and
Marc Lasky                  Accounting Officer)


/s/ Michael Lasky
--------------------------
Michael Lasky               Director and President                            January 22, 2015


/s/ Shin Hwang              Director                                          January 22, 2015
--------------------------
Shin Hwang