Form 10-Q
period 2014-12-31
Peer to Peer Network
filed 2015-02-17
CIK 1421981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number: 001-33968


                              PEER TO PEER NETWORK
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer has 108,549,743 outstanding shares of common stock outstanding as of December 31, 2014.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................   3

     Item 2.  Management's Discussion And Analysis Of Financial Condition
              And Results Of Operation ....................................  12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  15

     Item 4.  Controls And Procedures .....................................  15

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................  15

     Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds..  15

     Item 3.  Defaults Upon Senior Securities .............................  15

     Item 4.  Mine Safety Disclosures .....................................  15

     Item 5.  Other Information ...........................................  15

     Item 6.  Exhibits ....................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS......................................   4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...........................   5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...........................   6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..................   7

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    December 31,           September 30,
                                                                                        2014                   2014
                                                                                    ------------           ------------
                                                                                    (unaudited)
ASSETS

Current assets
  Cash                                                                              $         12           $      2,644
  Accounts receivable                                                                         72                    125
  Equity securities available for sale                                                        46                    229
                                                                                    ------------           ------------
      Total current assets                                                                   130                  2,998

Investment in securities, at cost                                                         73,000                 70,000

Intangible assets
  Website development costs (net of $64,492 and $57,300
   of accumulated amortization, respectively)                                             19,943                 27,136
                                                                                    ------------           ------------

      Total Assets                                                                  $     93,073           $    100,134
                                                                                    ============           ============

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                          $    101,427           $     88,087
  Accrued salaries to an officer                                                          53,250                 11,250
  Convertible notes payable, net of discount of $4,782 and $18,504, respectively          38,218                 34,496
                                                                                    ------------           ------------
      Total current liabilities                                                          192,895                133,833
                                                                                    ------------           ------------

      Total Liabilities                                                                  192,895                133,833
                                                                                    ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; 750,000,000 shares authorized at $0.001 par value;
   90,900,620 and 88,977,543 issued and outstanding at December 31, 2014
   and September 30, 2014, respectively                                                   90,901                 88,978
  Common stock payable                                                                   177,000                171,000
  Additional paid-in capital                                                           1,009,289              1,001,212
  Accumulated other comprehensive loss                                                      (814)                  (631)
  Accumulated deficit                                                                 (1,376,198)            (1,294,258)
                                                                                    ------------           ------------
      Total stockholders' equity (deficit)                                               (99,822)               (33,699)
                                                                                    ------------           ------------

      Total liabilities and stockholders' equity (deficit)                          $     93,073           $    100,134
                                                                                    ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       For the Three Months Ended
                                                   -----------------------------------
                                                   December 31,           December 31,
                                                       2014                   2013
                                                   ------------           ------------
REVENUE                                            $         --           $      1,529
                                                   ------------           ------------
OPERATING EXPENSES
  Payroll expenses                                       54,158                 37,908
  Depreciation and amortization                           7,193                  7,193
  General and administrative                              4,039                  9,487
  Consulting fees                                            --                 26,663
  Legal and professional                                  1,000                  1,364
                                                   ------------           ------------
      TOTAL OPERATING EXPENSES                           66,390                 82,615
                                                   ------------           ------------

NET LOSS FROM OPERATIONS                                (66,390)               (81,086)

OTHER EXPENSE (INCOME)
  Interest expense                                       15,550                     --
                                                   ------------           ------------
      TOTAL OTHER EXPENSE                                15,550                     --
                                                   ------------           ------------

NET LOSS BEFORE INCOME TAXES                            (81,940)               (81,086)

PROVISION FOR INCOME TAX                                     --                     --
                                                   ------------           ------------

NET LOSS FOR THE PERIOD                            $    (81,940)          $    (81,086)
                                                   ============           ============
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized losses on equity investments                   183                     --
                                                   ------------           ------------

COMPREHENSIVE LOSS                                 $    (82,123)          $    (81,086)
                                                   ============           ============
BASIC AND DILUTED (LOSS) PER COMMON SHARE          $      (0.00)          $      (0.00)
                                                   ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 (BASIC AND DILUTED)                                 89,750,954             84,921,239
                                                   ============           ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     For the Three Months Ended
                                                                  ---------------------------------
                                                                  December 31,         December 31,
                                                                     2014                 2013
                                                                  ----------           ----------
OPERATING ACTIVITIES
  Net loss                                                        $  (81,940)          $  (81,086)
  Adjustments to reconcile net loss from operations:
    Stock-based compensation for options issued                           --                7,543
    Amortization expense                                               7,193                7,193
    Common stock issued for services                                      --                2,870
    Amortization of debt discount                                     13,722                   --
  Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable                            53                 (818)
    Increase in accounts payable to a related party                   42,000                   --
    Increase in accrued interest                                       1,828                   --
    Increase in accounts payable and accrued liabilities              11,512                1,572
                                                                  ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                       (5,632)             (62,726)
                                                                  ----------           ----------
INVESTING ACTIVITIES
  Purchase of investment in securities, at cost                       (3,000)                  --
                                                                  ----------           ----------
          NET CASH USED IN INVESTING ACTIVITIES                       (3,000)                  --
                                                                  ----------           ----------
FINANCING ACTIVITIES
  Proceeds from cash subscriptions payable                             6,000                   --
                                                                  ----------           ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    6,000                   --
                                                                  ----------           ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,632)             (62,726)

CASH AND CASH EQUIVALENTS
  -BEGINNING OF PERIOD                                                 2,644               75,393
                                                                  ----------           ----------
CASH AND CASH EQUIVALENTS
  -END OF PERIOD                                                  $       12           $   12,667
                                                                  ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $       --           $       --
                                                                  ==========           ==========
  Cash paid for taxes                                             $       --           $       --
                                                                  ==========           ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to in exchange for note payable             $   10,000           $       --
                                                                  ==========           ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2014 and 2013


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2014 are not necessarily indicative of results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2014.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of December 31, 2014, the Company has accumulated losses from inception (May 9, 2007) of $1,376,198. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2014 and 2013


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

REVENUE RECOGNITION

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the three months ended December 31, 2014 and 2013, the Company recognized revenues of $-0- and $1,529, respectively for which each of the four aforementioned criteria were satisfied.

PER SHARE DATA

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2014 and 2013


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2014 and 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company records the value for options granted over the vesting period of the options granted. Accordingly, the Company did not recognized expenses during the three months ended December 31, 2014 and 2013, respectively (see Note 6).

INVESTMENT IN SECURITIES

The cost of the Company's cost-method investment consist of an investment in a company with which a merger is contemplated (see subsequent events footnote Note
7) that totaled $70,000 and $0 at September 30, 2014 and 2013. During the period ended December 31, 2014, the Company invested an additional $3,000 in the cost method investment for a total of $73,000. As the Company owned less than 20% of that company's stock as of September 30, 2014, and no significant influence or control exists, the investment is accounted for using the cost method. The Company evaluated the investment for impairment. No impairment was noted as of December 31, 2014.

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

The Company capitalized website costs of $-0- and $-0- during the three months ended December 31, 2014 and 2013, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $7,193 and $7,193 for the three months ended December, 2014 and 2013, respectively.

ADVERTISING COSTS

Advertising costs are to be expensed as incurred in accordance to Company policy; for the three ended December31, 2014 and 2013, advertising expenses totaled $693 and $-0-, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2014 and 2013


NOTE 3 - INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

                        Gross
                       Carrying    Accumulated    Net Carrying  Weighted-Average
                        Amount     Amortization      Amount      Remaining Life
                        ------     ------------      ------      --------------
December 31, 2014:
Capitalized website
 development costs     $ 84,436     $(64,493)      $ 19,943        0.71 years
                       --------     --------       --------        ----------

Total                  $ 84,436     $(64,493)      $ 19,943        0.71 years
                       ========     ========       ========        ==========

NOTE 4 - SECURITIES AVAILABLE FOR SALE

During the year ended September 30, 2014 the Company purchased equity securities that are being held for sale in Telecorp, Inc. (TLNF.pk). Below is a table summarizing the activity in TLNF:

For the three months ended
December 30, 2014                         Shares       Amount      Gain (Loss)
-----------------                         ------       ------      -----------

Shares held, September 30, 2014           9,143        $ 229         $  --
Unrealized loss, December 31, 2014           --         (183)         (183)
                                          -----        -----         -----
Balance, December 31, 2014                9,143        $  46         $(183)
                                          =====        =====         =====

NOTE 5 - CONVERTIBLE NOTE PAYABLE

On May 8, 2014 the Company entered into a $53,000 Convertible Promissory Note with an unrelated third party finance company to fund operating expenses in the form of $53,000 in cash . The Note shall accrued interest at 8% per annum with a 22% default rate and matures on February 12, 2015. The holder has the right to convert into common stock 180 days after issuance at a variable rate of 58% of the market price as defined in the debenture document. Upon default, the Note will be convertible at par or $0.001 per share. Accordingly, there has been beneficial conversion feature discount of $38,379 calculated on this note. As of December, 2014, $33,597 in debt discount has been recorded as interest expense leaving a remainder of $4,782. As of December 31, 2014 there is was a total of $4,874 in accrued interest assessed on this note of which $1,828 was expensed during the three months ended December 31, 2014. On November 24, 2014, the note holder exercised their conversion rights and converted $10,000 of the note payable into 1,923,077 shares of common stock (see Note 6). As part of this transaction the proportional remaining debt discount of $2,069 related to this conversion was expensed.

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

COMMON STOCK

On November 24, 2014 a convertible note holder converted $10,000 into 1,923,077 shares of common stock at a price of $0.0052 per share (see Note 5).

                              Peer to Peer Network
                   (Formerly "Psychic Friends Network, Inc.")
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2014 and 2013


NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

COMMON STOCK SUBSCRIPTIONS PAYABLE

On November 19, 2014 the Company received $6,000 in exchange for 300,000 in common stock subscriptions payable valued at $0.02 per share. These shares will be issued in conjunction with the total capital raise of $500,000 and the pending merger with 321 Lend.

NOTE 7 - SUBSEQUENT EVENTS

On July 17, 2014, the Company entered into an agreement and plan of merger with PFN Sub, Corp and 321 Lend, Inc. The agreement stipulates that 18,000,000 shares of the Company valued at $270,000 or $0.015 per share shall be issued in exchange for the intellectual and ownership rights of 321 Lend, Inc. The merger will not officially close and the assets of 321 Lend, Inc. and Company's common stock will be held in escrow until $500,000 in capital financing is achieved. As of December 31, 2014, $177,000 of the $500,000 had been raised (see Note 6). Furthermore, the Company has acquired securities of 321 Lend, Inc in the amount of $73,000 as of December 31, 2014, which is presented in the balance sheet as "Investment in securities, at cost"

On January 27, 2017 the Company issued 200,000 shares of common stock at $0.005 per share or $1,000 in exchange for services rendered.

On February 2, 2015 a convertible note holder converted $10,105 into 5,318,421 shares of common stock at a price of $0.0019 per share.

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

Throughout this report references to "we", "our", "us", "the Company", and similar terms refer to Peer to Peer Network.

OVERVIEW

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

Our assets include the Psychic Friends Network ("PFN"), and upon closing 321Lend, Inc ("321Lend"), and we envision acquiring other properties in the growing Peer to Peer Industry.

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

321LEND

The Company entered an Agreement and Plan of Merger dated July 17, 2014 by and among the Company, 321Lend and PFN Sub Inc., a wholly owned subsidiary of the Company ("Merger Sub"). At the effective time of the Merger, Merger Sub merged with and into 321Lend, and the Company issued 18,000,000 shares of its common stock to stockholders of 321 Lend ("Merger Stock"), and Shin Hwang was appointed to the Company's board of directors ("321Lend Director").

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 VERSUS 2013:

REVENUE

We generated $0 in revenue for the three months ended December 31, 2014 compared to $1,529 during the same period in 2013. The Company commenced commercial operations as of September 30, 2013 however we do not anticipate earning significant revenues until such time that we have sufficient capital to market our services.

OPERATING EXPENSES

During the three months ended December 31, 2014, total operating expenses for the Company were $66,390 compared to $82,615 during the same period in 2013. The decrease in expenses was due to the higher expense incurred in the 2014 period for consulting services

NET LOSS

Our net loss for the three months ended December 31, 2014 was $81,940 compared to $81,086 during the same period in 2013. As we have incurred no substantial revenues, the net loss figures follow our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we have yet to generate any material revenues from our business operations as our website, while operational, has yet to be marketed.

As of December 31, 2014, we had $12 in cash and $93,073 in total assets, of which $19,943 is attributed to website development and $73,000 is attributed to our investment in acquiring 321Lend. Our total liabilities were $192,895.

The Company believes it currently does not have sufficient funds to execute its business plan. We anticipate that additional capital will be required to implement our business plan to pay for marketing efforts to support revenue for 2015. In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014.

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

                                  PEER TO PEER NETWORK


Date: February 17, 2015           By: /s/ Marc Lasky
                                     -------------------------------------------
                                     Marc Lasky
                                     Chief Executive and Financial Officer
                                     (Principal Executive Officer, and
                                     Principal Financial and Accounting Officer)