Form 10-Q
period 2015-03-31
Peer to Peer Network
filed 2015-07-02
CIK 1421981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                For the quarterly period ended March 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

              For the transition period from ________ to _________

Commission file number: 001-33968

PEER TO PEER NETWORK

Nevada	45-4928294
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722
(Address of principal executive offices, including zip code)

(702) 608-7360
(Issuer's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange  Act during the past 12 months (or for such shorterperiod that the registrant was required to file such reports),  and (2) has beensubject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically andposted on its corporate Web site, if any, every Interactive Data File requiredto be submitted and posted pursuant to Rule 405 of Regulation S-5 (ss.232.405 ofthis chapter) during the preceding 12 months (or for such shorter period thatthe registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, anaccelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of "large accelerated filer", "accelerated filer" and "smallerreporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer had 126,276,852 outstanding shares of common stock outstanding as of 3/31/2015.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
PAGE

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO THE FINANCIAL STATEMENTS	7

Peer to Peer Network
(Formerly "Psychic Friends Network, Inc.")
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
ASSETS	(unaudited)

Current assets
Cash	$-	$2,644
Accounts receivable	153	125
Equity securities available for sale	2	229
Total current assets	155	2,998

Investment in securities, at cost	-	70,000

Intangible assets

Website development costs (net of $71,529 and $57,300 of accumulated amortization, respectively)	12,907	27,136

Total Assets	$13,062	$100,134

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$133,192	$88,087
Accrued salaries to an officer	99,952	11,250
Convertible notes payable, net of discount of $-0- and $18,504, respectively	54,395	34,496
Total current liabilities	287,539	133,833
Total Liabilities	287,539	133,833

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 750,000,000 shares authorized at $0.001 par value; 110,069,041 and 88,977,543 issued and outstanding at March 31, 2015 and September 30, 2014, respectively	110,069	88,978
Common stock payable	-	171,000
Additional paid-in capital	1,190,486	1,001,212
Accumulated other comprehensive loss	(858)	(631)
Accumulated deficit	(1,574,174)	(1,294,258)
Total stockholders' equity (deficit)	(274,477)	(33,699)

Total liabilities and stockholders' equity (deficit)	$13,062	$100,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peer to Peer Network
(Formerly "Psychic Friends Network, Inc.")
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

REVENUE	$81	$182	$81	$1,711

OPERATING EXPENSES
Payroll expenses	19,961	36,211	74,119	74,119
Depreciation and amortization	7,036	7,036	14,229	14,229
General and administrative	2,753	8,503	6,792	17,990
Consulting fees	45,460	8,707	45,460	35,370
Legal and professional	22,850	24,046	23,850	25,410
Total Operating Expenses	98,060	84,503	164,450	167,118

NET LOSS FROM OPERATIONS	(97,979)	(84,321)	(164,369)	(165,407)

OTHER EXPENSE
Asset impairment	73,000	-	73,000	-
Interest expense	26,997	7,188	42,547	7,188
TOTAL OTHER EXPENSE	99,997	7,188	115,547	7,188

NET LOSS BEFORE INCOME TAXES	(197,976)	(91,509)	(279,916)	(172,595)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(197,976)	$(91,509)	$(279,916)	$(172,595)

OTHER COMPREHENSIVE LOSS
Unrealized losses on equity investments	44	-	227	-

COMPREHENSIVE LOSS	$(198,020)	$(91,509)	$(280,143)	$(172,595)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Basic and Diluted)	98,386,205	84,977,543	94,021,133	84,949,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peer to Peer Network
(Formerly "Psychic Friends Network, Inc.")
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net loss	$(279,916)	$(172,595)
Adjustments to reconcile net loss from operations:
Stock-based compensation for options issued	-	-
Amortization expense	14,229	14,229
Common stock issued for services	13,260	2,870
Amortization of debt discount	18,504	6,483
Interest expense from default provision	21,500	-
Asset impairment	73,000	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(28)	(600)
Increase in accounts payable to a related party	88,702	-
Increase in accrued interest	2,437	-
Increase in accounts payable and accrued liabilities	42,668	31,381
Net cash used in operating activities	(5,644)	(118,232)

INVESTING ACTIVITIES
Purchase of investment in securities, at cost	(3,000)	-
Net cash used in investing activities	(3,000)	-

FINANCING ACTIVITIES
Proceeds from cash subscriptions payable	6,000	-
Proceeds from convertible notes payable	-	53,000
Net cash provided by financing activities	6,000	53,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,644)	(65,232)

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	2,644	75,393

CASH AND CASH EQUIVALENTS
-END OF PERIOD	$-	$10,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in exchange for convertible note payable	$20,105	$-
Beneficial conversion feature	$-	$33,885
Common stock issued for subscriptions payable	$177,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the periods ended March 31, 2015 and 2014 are not necessarily indicative of results for the full fiscal years. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2014.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of March 31, 2015, the Company has accumulated losses from inception (May 9, 2007) of $1,574,174. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

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

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - (CONTINUED)

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

Revenue Recognition

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company's portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the six months ended March 31, 2015 and 2014, the Company recognized revenues of $81 and $1,711, respectively for which each of the four aforementioned criteria were satisfied.

Per Share Data

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2015 and 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Stock-Based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company records the value for options granted over the vesting period of the options granted. Accordingly, the Company did not recognized expenses during the six months ended March 31, 2015 and 2014, respectively (see Note 6).

Investment in Securities

The cost of the Company's cost-method investment consist of an investment in a company with which a merger is contemplated (see subsequent events footnote Note 7) that totaled $73,000 and $70,000 at March 31, 2015 and September 30, 2014, respectively. During the period ended March 31, 2015, the Company invested an additional $3,000 in the cost method investment for a total of $73,000.  As the Company owned less than 20% of that company's stock as of March 31, 2015 and September 30, 2014, and no significant influence or control exists, the investment is accounted for using the cost method.  The Company evaluated the investment for impairment.  On March 6, 2015 the agreement between 321Lend and the Company was canceled and the value of the ownership in 321Lend was deemed to be worthless by management. Accordingly, an impairment expense of $73,000 was realized during the three months ended March 31, 2015.

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

The Company capitalized website costs of $-0- and $-0- during the six months ended March 31, 2015 and 2014, respectively. The Company's capitalized website amortization is included in depreciation and amortization in the Company's consolidated statements of operations, and totaled $14,229 and $14,229 for the six months ended March 31, 2015 and 2014, respectively.

Advertising Costs

Advertising costs are to be expensed as incurred in accordance to Company policy; for the six ended March 31, 2015 and 2014, advertising expenses totaled $861 and $2,118, respectively.

Recent Accounting Pronouncements

Management has evaluated all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 3 – INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
March 31, 2015:
Capitalized website development costs	$84,436	$(71,529)	$12,907	0.46 years

Total	$84,436	$(71,529)	$12,907	0.46 years

NOTE 4 – SECURITIES AVAILABLE FOR SALE

During the year ended September 30, 2014 the Company purchased equity securities that are being held for sale in Telecorp, Inc. (TLNF.pk). Below is a table summarizing the activity in TLNF:

For the six months ended March 31, 2015	Shares	Amount	Gain (Loss)
Shares held, September 30, 2014	9,143	$229	$-
Unrealized loss, March 31, 2015		(227)	(227)
Balance, March 31, 2015	9,143	$2	$(227)

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On May 8, 2014 the Company entered into a $53,000 Convertible Promissory Note with an unrelated third party finance company to fund operating expenses in the form of $53,000 in cash . The Note shall accrued interest at 8% per annum with a 22% default rate and matured on February 12, 2015. The holder has the right to convert into common stock 180 days after issuance at a variable rate of 58% of the market price as defined in the debenture document. Upon default, the Note will be convertible at par or $0.001 per share. Accordingly, there has been beneficial conversion feature discount of $38,379 calculated on this note. As of March 31, 2015, the entire debt discount has been recorded as interest expense leaving a remainder of $-0-. As of March 31, 2015 there was a total of $5,483 in accrued interest assessed on this note of which $2,437 was expensed during the six months ended March 31, 2015.

On November 24, 2014, the note holder exercised their conversion rights and converted $10,000 of the note payable into 1,923,077 shares of common stock (see Note 6). As part of this transaction the proportional remaining debt discount of $2,069 related to this conversion was expensed. Subsequent to this conversion the balance of the note was increased by $21,500 (the amount to equal 150% of the outstanding balance) as a result of the default provisions of the note. This increase was expensed as interest expense for the three months ending March 31, 2015.

On February 2, 2015, the note holder exercised their conversion rights and converted $10,105 of the note payable into 5,318,421 shares of common stock (see Note 6).

NOTE 6 – STOCKHOLDERS' EQUITY (DEFICIT)

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

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 6 – STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

Common Stock

On November 24, 2014 a convertible note holder converted $10,000 into 1,923,077 shares of common stock at a price of $0.0052 per share (see Note 5).

On January 27, 2015 the Company issued 200,000 shares of common stock at $0.0015 per share or $300 in exchange for services rendered.

On February 10, 2015 a convertible note holder converted $10,105 into 5,318,421 shares of common stock at a price of $0.0019 per share (see Note 5).

On February 17, 2015 the Company issued 8,850,000 shares for $177,000 of subscriptions payable previously received at $0.02 per share.

On March 25, 2015 the Company issued 4,800,000 shares for $0.0027 per share for $12,960 of consulting services.

Common Stock Subscriptions Payable

On November 19, 2014 the Company received $6,000 in exchange for 300,000 in common stock subscriptions payable valued at $0.02 per share. These shares will be issued in conjunction with the total capital raise of $500,000 and the pending merger with 321 Lend.

NOTE 7 - SUBSEQUENT EVENTS

On July 17, 2014, the Company entered into an agreement and plan of merger with PFN Sub, Corp and 321 Lend, Inc. The agreement stipulates that 18,000,000 shares of the Company valued at $270,000 or $0.015 per share shall be issued in exchange for the intellectual and ownership rights of 321 Lend, Inc. The merger will not officially close and the assets of 321 Lend, Inc. and Company's common stock will be held in escrow until $500,000 in capital financing is achieved. As of December 31, 2014, $177,000 of the $500,000 had been raised (see Note 6). Furthermore, the Company has acquired securities of 321 Lend, Inc in the amount of $73,000 as of March 31, 2015, which is presented in the balance sheet as "Investment in securities, at cost". This agreement was canceled and on March 6, 2015 due to 321 Lend, Inc.'s failure to fulfill certain conditions of the capital raise. On April 7, 2015 the 18,000,000 shares held in escrow were canceled and removed from escrow.

On April 8, 2015 a convertible note holder converted $5,145 into 5,415,789 shares of common stock at a price of $0.00095 per share.

On April 29, 2015 a convertible note holder converted $4,380 into 5,407,407 shares of common stock at a price of $0.00081 per share.

On May 13, 2015 a convertible note holder converted $4,060 into 5,384,615 shares of common stock at a price of $0.000754 per share.

On May 29, 2015, the Company entered into a Master Reseller/Vendor License Agreement (the "Agreement") with Code2Action, Inc., a Delaware corporation ("C2A") whereby C2A exclusively (with a few prior license exceptions) licensed the use of its assets, including its proprietary software for internet web-based mobile business card networking services, to the Company.

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 7 - SUBSEQUENT EVENTS - (CONTINUED)

In exchange for the license, on May 29, 2015 the Company issued to C2A a convertible promissory note in the principal amount of $500,000, which (i) accrues no interest, (ii) matures in 10 years, (iii) is initially convertible into 75% (post-conversion) of the fully diluted outstanding shares of common stock of the Company, and (iv) is later convertible into 90% (post-conversion) of the fully diluted outstanding shares of the Company upon entering into a "strategic expansion agreement" with C2A and acquisition of C2A's assets.  If the Company fails to raise $600,000 in investment capital prior to December 31, 2015, the license shall convert to non-exclusive in the Agreement, $250,000 in principal of the note shall be cancelled and the conversion rights shall be adjusted accordingly.

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

Terminated Acquisition: 321Lend

The Company entered an Agreement and Plan of Merger dated July 17, 2014 to acquire 321Lend, Inc. Pursuant to the terms of such agreement, on March 6, 2015, the acquisition was cancelled.

Subsequent Event: Code2Action License

On May 29, 2015, the Company entered into a Master Reseller/Vendor License Agreement (the "Agreement") with Code2Action, Inc., a Delaware corporation ("C2A") whereby C2A exclusively (with a few prior license exceptions) licensed the use of its assets, including its proprietary software for internet web-based mobile business card networking services, to the Company.

In exchange for the license, on May 29, 2015 the Company issued to C2A a convertible promissory note in the principal amount of $500,000, which (i) accrues no interest, (ii) matures in 10 years, (iii) is initially convertible into 75% (post-conversion) of the fully diluted outstanding shares of common stock of the Company, and (iv) is later convertible into 90% (post-conversion) of the fully diluted outstanding shares of the Company upon entering into a "strategic expansion agreement" with C2A and acquisition of C2A's assets.  If the Company fails to raise $600,000 in investment capital prior to December 31, 2015, the license shall convert to non-exclusive in the Agreement, $250,000 in principal of the note shall be cancelled and the conversion rights shall be adjusted accordingly.

About Code2Action:

Code2Action Incorporated in Sept 2012 and has developed a complete end to end mobile marketing and advertising solution that includes a text/sms mms platform to service the small to mid size business segments. www.code2action.com

The Company recently launched in April 2015 its patent pending SaaS based mobile business card platform trademarked "C2A MobiCard" that had been in development since March 2014 www.freemobicard.com . The C2A Mobicard enables users to create, share, track business card distribution and analyze lead an referral generation in real time. The platform allows the user to custom create a mobile business card to include photo, logo, all contact details, websites, audio messaging, GPS, social media links and unlimited multimedia such as powerpoint presentations, video product demonstrations, testimonials, resumes, association and membership links. Once created, the MobiCard can be shared via text/sms, email and social media in which the user is alerted each time their card is opened and/or shared to third party referrals. The user can track and save all new lead and referral data on any smartphone device.

The Company offers a free trial to new users along with Professional and Enterprise versions that add various administrative levels of control, analytics, reporting, vendor advertising that includes mobile coupon distribution and lead generation.

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

For the three and six months ended March 31, 2014 versus 2015:

Revenue

We generated $81 in revenue for the three and six months ended March 31, 2015 compared to $182 and $1,711 during the same respective periods in 2014. The Company commenced commercial operations as of September 30, 2013 however we do not anticipate earning significant revenues until such time that we have sufficient capital to market our services.

Operating Expenses

For the three and six months ended March 31, 2015, total operating expenses for the Company were $98,060 and $164,450 respectively, compared to $84,503 and $167,118 for the same respective periods in 2014.

Net Loss

Our net loss for the three and six months ended March 31, 2015 was $197,976 and $279,916 respectively compared to $91,509 and $172,595 during the same periods in 2014 respectively. As we have generated no substantial revenues, the net loss figures generally follow our operating expenses, however the increase from 2014 to 2015 was attributable to an asset impairment from our prior investment in 321Lend and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we have yet to generate any material revenues from our business operations as our website, while operational, has yet to be marketed.

As of March 31, 2015, we had no cash and $13,062 in total assets, of which $12,907 is attributed to website development.  Our total liabilities were $287,539.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial  reporting  during the quarter ended March 31, 2015.

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

PEER TO PEER NETWORK

Date: July 2, 2015                  By: /s/ Christopher Esposito
                                                  Christopher Esposito
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)