Form 10-Q
period 2015-06-30
Peer to Peer Network
filed 2015-12-11
CIK 1421981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The issuer had 225,722,836 outstanding shares of common stock outstanding as of 12/10/2015.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peer to Peer Network
(Formerly "Psychic Friends Network, Inc.")
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
ASSETS	(unaudited)

Current assets
Cash	$-	$2,644
Accounts receivable	153	125
Equity securities available for sale	1	229
Total current assets	154	2,998

Investment in securities, at cost	-	70,000

Intangible assets
Software development costs, net of $78,643 and $57,300 of accumulated amortization, respectively	5,792	27,136

Total Assets	$5,946	$100,134

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$142,591	$88,087
Accrued salaries to an officer	58,019	11,250
Derivative liability	185,054	-
Convertible notes payable, net of discount of $22,808 and $18,504, respectively	18,845	34,496
Total current liabilities	404,509	133,833

Convertible debt related parties, net of discount of $121,834 and $-0-, respectively	128,166	-

Total Liabilities	532,675	133,833

STOCKHOLDERS' DEFICIT

Common stock; 750,000,000 shares authorized at $0.001 par value; 210,339,352 and 88,977,543 issued and outstanding at June 30, 2015 and September 30, 2014, respectively	210,340	88,978
Common stock payable	-	171,000
Additional paid-in capital	950,732	1,001,212
Accumulated other comprehensive loss	(859)	(631)
Accumulated deficit	(1,686,942)	(1,294,258)
Total stockholders' deficit	(526,729)	(33,699)

Total liabilities and stockholders' deficit	$5,946	$100,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peer to Peer Network
(Formerly "Psychic Friends Network, Inc.")
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUE	$-	$24	$81	$1,735

OPERATING EXPENSES
Payroll expenses	51,511	36,212	125,630	110,331
Depreciation and amortization	7,114	7,114	21,343	21,343
General and administrative	4,240	6,161	11,032	24,151
Consulting fees	22,250	16,250	67,710	51,620
Legal and professional	5,120	3,430	28,970	28,840
Total Operating Expenses	90,235	69,167	254,685	236,285

NET LOSS FROM OPERATIONS	(90,235)	(69,143)	(254,604)	(234,550)

OTHER EXPENSE
Asset impairment	-	-	73,000	-
Derivative expense	37,143	-	37,143
Interest expense	(14,610)	21,430	27,937	28,618
TOTAL OTHER EXPENSE	22,533	21,430	138,080	28,618

NET LOSS BEFORE INCOME TAXES	(112,768)	(90,573)	(392,684)	(263,168)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(112,768)	$(90,573)	$(392,684)	$(263,168)

OTHER COMPREHENSIVE LOSS
Unrealized losses on equity investments	1	-	228	-

COMPREHENSIVE LOSS	$(112,769)	$(90,573)	$(392,912)	$(263,168)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Basic and Diluted)	162,471,994	84,977,543	116,838,087	84,958,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peer to Peer Network
(Formerly "Psychic Friends Network, Inc.")
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	June 30, 2015	June 30, 2014

OPERATING ACTIVITIES
Net loss	$(392,684)	$(263,168)
Adjustments to reconcile net loss from operations:
Amortization expense	21,344	21,343
Common stock issued for services	107,536	2,870
Amortization of debt discount	21,773	24,879
Expenses paid by convertible note holders	25,000	18,000
Derivative expense	37,143	-
Asset impairment	73,000	-
Change in operating assets and liabilities:
Increase in accounts receivable	(28)	(75)
Increase in accounts payable to a related party	46,769	-
Increase in accrued interest	2,700	3,572
Increase in accounts payable and accrued liabilities	51,803	45,953
Net cash used in operating activities	(5,644)	(146,626)

INVESTING ACTIVITIES
Investment in securities, at cost	(3,000)	-
Net cash used in investing activities	(3,000)	-

FINANCING ACTIVITIES
Proceeds from stock subscriptions payable	6,000	-
Proceeds from convertible notes payable	-	88,000
Net cash provided by financing activities	6,000	88,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,644)	(58,626)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,644	75,393

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$16,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in exchange for convertible note payable	$36,347	$-
Beneficial conversion feature	$-	$72,264
Common stock issued for subscriptions payable	$177,000	$-
Debt discount for derivative liability on convertible notes	$147,911	$-
Convertible note issued for license agreement with related party	$250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Peer to Peer Network (OTC:PTOP) hereinafter, (“the Company”) was incorporated in the State of Nevada on May 9, 2007 under the name “Web Wizard, Inc.”. On February 17, 2012 the Company’s board passed a motion to change the corporate name to “Psychic Friends Network, Inc.” pursuant to an asset purchase agreement executed on January 27, 2012. As part of this agreement, all of the assets of PFN Holdings were purchased. These assets are an integral part of the Company’s business development and ultimately the realization of the Company’s anticipated cash flows. On September 8, 2014 the Company’s board passed a motion to change the corporate name to “Peer to Peer Network”.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the periods ended June 30, 2015 and 2014 are not necessarily indicative of results for the full fiscal years. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2014.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Furthermore, as of June 30, 2015, the Company has accumulated losses from inception (May 9, 2007) of $1,686,942. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities which may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock through various sales and public offerings.

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
June 30, 2015 and 2014
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

Revenue Recognition

The Company recognizes revenue on an accrual basis. The Company generally earns revenue through the online sale of service minutes. These purchases obligate the Company to arrange a telephonic conversation with a designated service provider of the customers choosing. The Company remits a portion of the fee to the service provider and retains the balance. At the time of sale, the formal arrangements are made and the Company has fulfilled its obligation. Furthermore, the Company’s portions of any fees collected are non-refundable. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the nine months ended June 30, 2015 and 2014, the Company recognized revenues of $81 and $1,735, respectively for which each of the four aforementioned criteria were satisfied.

Per Share Data

In accordance with "ASC 260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2015 and 2014, the Company had 188,698,889 and -0- stock equivalents that were anti-dilutive and excluded in the loss per share computation, respectively.

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Stock-Based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company records the value for options granted over the vesting period of the options granted. Accordingly, the Company did not recognized expenses during the nine months ended June 30, 2015 and 2014, respectively (see Note 8).

Investment in Securities

The cost of the Company's cost-method investment consist of an investment in a company with which a merger is contemplated (see subsequent events footnote Note 7) that totaled $73,000 and $70,000 at June 30, 2015 and September 30, 2014, respectively. During the period ended June 30, 2015, the Company invested an additional $3,000 in the cost method investment for a total of $73,000.  As the Company owned less than 20% of that company's stock as of June 30, 2015 and September 30, 2014, and no significant influence or control exists, the investment is accounted for using the cost method.  The Company evaluated the investment for impairment.  On March 6, 2015 the agreement between 321Lend and the Company was canceled and the value of the ownership in 321Lend was deemed to be worthless by management. Accordingly, an impairment expense of $73,000 was realized during the nine months ended June 30, 2015.

Software Development Costs

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

The Company capitalized website costs of $-0- and $-0- during the nine months ended June 30, 2015 and 2014, respectively. The Company’s capitalized website amortization is included in depreciation and amortization in the Company’s consolidated statements of operations, and totaled $21,343 and $21,343 for the nine months ended June 30, 2015 and 2014, respectively.

Advertising Costs

Advertising costs are to be expensed as incurred in accordance to Company policy; for the nine ended June 30, 2015 and 2014, advertising expenses totaled $861 and $2,661, respectively.

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

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
NOTE 3 – INTANGIBLE ASSET

The following table presents the detail of other intangible assets for the periods presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
June 30, 2015:
Capitalized software development costs	$84,435	$(78,643)	$5,792	0.21 years

Total	$84,435	$(78,643)	$5,792	0.21 years

NOTE 4 – SECURITIES AVAILABLE FOR SALE

During the year ended September 30, 2014 the Company purchased equity securities that are being held for sale in Telecorp, Inc. (TLNF.pk). Below is a table summarizing the activity in TLNF:

For the nine months ended June 30, 2015	Shares	Amount	Gain (Loss)
Shares held, September 30, 2014	9,143	$229	$-
Unrealized loss, June 30, 2015		(228)	(228)
Balance, June 30, 2015	9,143	$1	$(228)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On May 8, 2014 the Company entered into a $53,000 Convertible Promissory Note with an unrelated third party finance company to fund operating expenses in the form of $53,000 in cash. The Note shall accrued interest at 8% per annum with a 22% default rate and matured on February 12, 2015. The holder has the right to convert into common stock 180 days after issuance at a variable rate of 58% of the market price as defined in the debenture document. Upon default, the Note will be convertible at par or $0.001 per share. Accordingly, there has been beneficial conversion feature discount of $38,379 calculated on this note. As of June 30, 2015, the entire debt discount has been recorded as interest expense leaving a remainder of $-0-. As of June 30, 2015 there was a total of $5,746 in accrued interest assessed on this note of which $2,700 was expensed during the nine months ended June 30, 2015. During the nine months ended June 30, 2015, the note holder exercised their conversion rights and converted $36,347 of the note payable into 28,949,309 shares of common stock (see Note 8). As part of this transaction the proportional remaining debt discount of $2,069 related to this conversion was expensed.

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
NOTE 5 – CONVERTIBLE NOTE PAYABLE - (CONTINUED)

On May 29, 2015 a third party paid Company expenses forming a convertible note payable of $22,000. The note has an original issue discount (OID) of $3,000 (12%) resulting in a face value of $25,000. The note is unsecured due 1 year from the date of issuance. The note is convertible with an anti-dilutive feature into common stock at a discount of 50% of the closing market price of the average 3 lowest days of the preceding 20 trading days. Accordingly, a debt discount of $22,000 has been charged against the note of which $1,929 was expensed during the three months ended June, 30, 2015. Likewise, $263 of the OID was expensed during the same three months. This $22,000 is a partial draw on a $600,000 financing agreement entered into with a third party. All draws pursuant to the financing agreement contain a 12% OID and are convertible at 50% as previously described. The convertibility of the note results in a derivative liability (see Note 6).

NOTE 6 – DERIVATIVE LIABILITY

Due to the conversion features on two note payables issued during the quarter, management has determined that the conversion features result in a derivative liability. The liability was calculated on the $250,000 and $22,000 notes using the Black Scholes model with the following variables: strike prices of $0.002034 and $0.0006, volatility of $348.75%, dividend rate of 0.00%, and a risk free rate of return of 2.12% and 0.6%, respectively. Therefore, for the three months ended June 30, 2015, a derivative liability of $122,911 and $41,476 was expensed at the date of valuation (May 29, 2015). The liabilities were revalued at June 30, 2015 resulting in a mark-to-market fair value expense of $20,666. The liability will be revalued on a quarterly basis.

NOTE 7 – CONVERTIBLE NOTE PAYABLE - RELATED PARTY

On May 29, 2015 the Company entered into an exclusive license agreement with Code2Action to license all of its tangible and intangible assets, including intellectual property such as patents and patents pending, software code, and foundational business plan. The agreement also stipulates a 33% commission payable to the Company on all sales pursuant to the technology rights. Code2Action is considered a related party because of common ownership of two Company officers. In exchange for the license, a 10 year $500,000 convertible debt was issued which can be converted into 75% of the Company's fully diluted post conversion outstanding shares. Accordingly, a debt discount of $122,911 has been charged against the note of which $1,077 was expensed during the three months ended June, 30, 2015. The note will decrease to $250,000 (with a 37.5% conversion option) if the Code2Action IP is not successfully merged into the Company. The convertibility of the note results in a derivative liability (see Note 6).

NOTE 8 – STOCKHOLDERS’ DEFICIT

As summarized in Note 1 on February 17, 2012, in addition to the name change, our board of directors approved a ten (10) for one (1) forward stock split of our authorized and issued and outstanding shares of common stock. Upon effect of the forward stock split, our authorized capital was increased from 75,000,000 to 750,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock was increased from 8,225,000 to 82,250,000 shares of common stock as of September 30, 2011, all with a par value of $0.001.

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

On April 8, 2015 a convertible note holder converted $5,145 into 5,415,789 shares of common stock at a price of $0.00095 per share (see Note 5).

On April 29, 2015 a convertible note holder converted $4,380 into 55,407,407 shares of common stock at a price of $0.00081 per share (see Note 5).

On May 13, 2015 a convertible note holder converted $4,060 into 5,384,615 shares of common stock at a price of $0.00075 per share (see Note 5).

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
NOTE 8 – STOCKHOLDERS’ DEFICIT - (CONTINUED)

On May 14, 2015 the Company issued 78,562,500 common shares to Company officers in extinguishment of $94,275 in salaries payable valued at $0.0012 per share.

On June 24, 2015 a convertible note holder converted $2,657 into 5,500,000 shares of common stock at a price of $0.00048 per share (see Note 5).

Common Stock Subscriptions Payable

On November 19, 2014 the Company received $6,000 in exchange for 300,000 in common stock subscriptions payable valued at $0.02 per share. These shares will be issued in conjunction with the total capital raise of $500,000 and the pending merger with 321 Lend.

NOTE 9 - SUBSEQUENT EVENTS

On July 7, 2015 the Board of Directions passed a motion to transfer the intellectual property of the Psychic Friends Network to Marc Lasky in lieu of $17,000 in accrued compensation.

On July 10, 2015 the Company entered into a convertible note with a 10% Original Issue Discount (OID). The note bears no interest for the first three months and the OID is prorated thereafter. The note matures on a rolling two years from the date of funding and the total face value to be funded is $150,000 ($135,000 cash plus $15,000 OID) with the initial $25,000 being funded upon closing of the note and the balance in subsequent tranches. The note is convertible at the lesser $0.002 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

On July 10, 2015 the Company entered into a convertible note with a third party with an OID of $4,092 or 12% and a face value of $34,100. The note matures on May 28, 2016 and is convertible into share of the Company's common stock at $0.001 par value. The note contains a default interest rate of 20% per annum. This is the second draw on the $600,000 financing agreement disclosed in Note 5.

On July 13, 2015 hired a Director of Business Development. The director will receive 2.5% of the diluted shares of the Company payable in two equal notes with the first being due July 21, 2015. The consulting agreement with the director is to raise $10 million in financing. The Company agreed to pay the consultant 8% cash and 8% in warrants on the equity lines of credit and 3% cash and no warrants on straight debt capital raised. The agreement contains a retainer with two phases: 1) selling the public vehicle and exclusive license, and 2) selling the public vehicle all of Code2Action's intellectual property and assets. The third party shall be issued 2.5% of the post closing fully-diluted capitalization of the Company. As of the issuance date of these financials, the Company owed 5,383,484 shares pursuant to this retainer.

On July 17, 2015 the Company entered into a convertible debt financing agreement with a third party financer. The agreement consists of an initial $31,500 in funding as well as $31,500 in 'back-end' funding for a total face value of $63,000 which is collateralized and matured March 17, 2016. The note bears an 8% interest rate and has a 30 day prepayment penalty of 118% to 148% of the notes face value plus interest. The principal and interest are convertible into common shares at a 50% discount to the lowest previous 20 day trading price. The note matures on July 17, 2016.

On July 27, 2015 a convertible note holder converted $5,220 into 10,000,000 shares of common stock at a price of $0.000522 per share.

On August 7, 2015 the Company entered into a convertible note with a 10% OID with a face value of $30,250. The principal and interest are convertible into common shares at a 50% discount to the lowest previous 20 day trading price. The note matures on August 7, 2016. The note stipulates a total of $110,000 in funding (with a $121,000 face value) issuable in $27,500 tranches within 120 days of the execution of the agreement.

PEER TO PEER NETWORK
(fka: Psychic Friends Network, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
NOTE 9 - SUBSEQUENT EVENTS - (CONTINUED)

During August - December, 2015 the Company issued seven convertible debentures to third parties for a total of $172,500 all carrying a 12% interest rate and convertible into common shares at the lesser of $3,000,000 or a 50% discount to market based on the average 5 lowest closing prices of the preceding 20 trading days.

On November 10, 2015 the Company added a member to its advisory board issuing 360,000 stock options as compensation vesting in 24 months.

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

OVERVIEW

CORPORATE HISTORY AND BACKGROUND

Peer to Peer Network (OTC:PTOP)  hereinafter,  ("the  Company") was incorporated  in the State of Nevada on May 9, 2007 under the name "Web Wizard, Inc."  On February 17, 2012 the Company changed its name to "Psychic Friends Network, Inc." On August 27, 2014, the Company changed its name to Peer to Peer Network.

Until September 1, 2015, the Company was in the business of providing daily horoscopes and live psychic advice by telephone and internet at www.psychicfriendsnetwork.com. This business was commercially deployed but never gained significant revenues as the Company did not have sufficient capital to market and leverage the business opportunity.  As noted below, on September 1, 2015, the Company discontinued such psychic services operations and sold the assets related to such business.

On May 29, 2015, the Company entered into a Master Reseller/Vendor License Agreement (“Agreement”) with Code2Action, Inc., a Delaware corporation ("C2A") whereby C2A exclusively (with a few prior license exceptions) licensed the use of its assets, including its proprietary software for internet web-based mobile business card networking services (“C2A Mobicard”), to the Company in exchange for a convertible promissory note.

On September 11, 2015, the Company acquired the assets of C2A Mobicard from C2A pursuant to the terms of the Agreement and related convertible promissory note. As a result of the asset transfer, C2A has the right, in its discretion, to convert the convertible promissory note into 90% of the issued and outstanding capital stock of the Company, on a fully diluted bases, and on a post-conversion basis calculated at time of conversion.

Business

We now own the C2A Mobicard technology (with a few prior license exceptions) which we purchased from C2A as noted above.

About Code2Action and C2A Mobicard:

Code2Action incorporated in September 2012 and has developed a complete end to end mobile marketing and advertising solution that includes a text/sms mms platform to service the small to mid size business segments with a website at www.code2action.com

C2A recently launched in April 2015 its patent pending SaaS based mobile business card platform trademarked "C2A MobiCard" that had been in development since March 2014 www.freemobicard.com. The C2A Mobicard enables users to create, share, track business card distribution and analyze lead and referral generation in real time. The platform allows the user to custom create a mobile business card to include photo, logo, all contact details, websites, audio messaging, GPS, social media links and unlimited multimedia such as powerpoint presentations, video product demonstrations, testimonials, resumes, association and membership links. Once created, the MobiCard can be shared via text/sms, email and social media in which the user is alerted each time their card is opened and/or shared to third party referrals. The user can track and save all new lead and referral data on any smartphone device.

C2A offers a free trial to new users along with Professional and Enterprise versions that add various administrative levels of control, analytics, reporting, vendor advertising that includes mobile coupon distribution and lead generation.

Discontinued Business

On September 1, 2015, the Company has discontinued its operations as Psychic Friends Network and pursuant to a public auction, sold its assets related to that business for $17,000.

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

For the three and nine months ended June 30, 2014 versus 2015:

Revenue

We generated $0 in revenue for the three months and $81 for the nine months ended June 30, 2015, compared to $24 and $1,735 during the same respective periods in 2014. All such minimal revenues are from the Company’s prior operations of the Psychic Friends Network. The Company has yet to earn revenues from its current C2A business.

Operating Expenses

For the three and nine months ended June 30, 2015, total operating expenses for the Company were $90,235 and $254,685 respectively, compared to $69,167 and $236,285 for the same respective periods in 2014. The minor increase was mainly attributable to increased payroll expenses in operating C2A.

Net Loss

Our net loss for the three and nine months ended June 30, 2015 was $112,768 and $392,684 respectively compared to $90,573 and $254,685 during the same respective periods in 2014. As we have generated no substantial revenues, the net loss figures generally follow our operating expenses, however the increase from 2014 to 2015 was attributable to an asset impairment from our prior investment in 321Lend and a change in derivative value.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we have yet to generate any revenues from our C2A business.

As of June 30, 2015, we had no cash and $5,946 in total assets, nearly all of which is attributed to software development.  Our total liabilities were $532,675.

The Company believes it currently does not have sufficient funds to execute its business plan.  We anticipate that additional capital will be required to implement our business plan to support revenue generation for the remainder of 2015 and 2016.  In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

See Note 2 “Significant Accounting Policies” within the notes to our financial statements.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting  during the quarter ended June 30, 2015.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

PEER TO PEER NETWORK

Date: December 11, 2015	By:	/s/Christopher Esposito
Christopher Esposito
Chief Executive Officer
(Principal Executive and Financial Officer)