Form 10-Q/A
period 2015-06-30
Peer to Peer Network
filed 2015-12-14
CIK 1421981

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on December 11, 2015 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

PART II--OTHER INFORMATION

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

PEER TO PEER NETWORK

Date: December 14, 2015	By:	/s/Christopher Esposito
Christopher Esposito
Chief Executive Officer
(Principal Executive and Financial Officer)